Form 10QSB
period 1996-03-31
DYNASTY CAPITAL CORP
filed 1996-06-05
CIK 808713

FORM 10-QSB
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                                March 31, 1996

Commission File Number                               33-11059-A


                           DYNASTY CAPITAL CORPORATION
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


            Florida                                    59-2773602
- --------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


             26 West Dry Creek Circle, Suite 600, Littleton, CO 80120
- --------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)


                                  303-794-9450
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
- --------------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [ X ]               NO



As of March 31, 1996 there were 10,801,000 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements.

             See financial statements (unaudited), attached as an exhibit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             The Registrant has generated no revenues since inception. Management anticipates the Registrant will earn only interest income until following the conclusion of a merger or acquisition, if any, as contemplated by the Registrant's business plan.

             The Registrant is currently in a liquid position, although the Registrant's capital is limited. The Registrant anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.


                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             None.

Item 2.      Changes in Securities

             None.

Item 3.      Defaults upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             None since April 1989.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Dynasty Capital Corporation
                                ------------------------------------------------
                                                 (Registrant)


                                BY:  /S/  EARNEST MATHIS
                                    --------------------------------------------
                                     Earnest Mathis
                                     President, Treasurer, and Director
                                    (Principal Executive and Accounting Officer)


DATE:  May 7, 1996
       -----------



                                  DYNASTY CAPITAL CORPORATION

                                 (A DEVELOPMENT STAGE COMPANY)

                                         BALANCE SHEET

                                MARCH 31, 1996 AND JUNE 30, 1995



                                                            UNAUDITED                    AUDITED
                                                             MARCH 31,                   JUNE 30,
                                                             1996                         1995
                                                          -----------                  ----------

          A S S E T S
         ------------

CURRENT ASSETS:
  Cash                                                    $       944                 $       781
                                                          ===========                 ===========









   LIABILITY AND SHAREHOLDERS' EQUITY
   ----------------------------------

LIABILITY:
  Accrued expenses                                      $         -0-               $         -0-
                                                        -------------               -------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0001 per share
    authorized 100,000,000 shares;
    10,801,000 shares issued and outstanding                    1 080                       1 080
  Additional paid in capital                                   53 245                      48 245
  Deficit accumulated during the development
    stage                                                     (53 381)                    (48 544)
                                                          -----------                  ----------

       Total shareholders' equity                                 944                         781
                                                        -------------                ------------

       TOTAL                                             $        944                 $       781
                                                         ============                 ===========








The accompanying notes are an integral part of these financial statements.








                                                    DYNASTY CAPITAL CORPORATION

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                      STATEMENT OF OPERATIONS

                              FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH MARCH 31, 1996


                                                      UNAUDITED                            UNAUDITED
                                                    THREE MONTHS                          NINE MONTHS                    FROM
                                                   ENDED MARCH 31,                       ENDED MARCH 31,               INCEPTION
                                              1996                1995                1996             1995           (UNAUDITED)
                                          -----------         ------------       -----------       -----------        ----------

REVENUE                                   $       -0-         $       -0-        $       -0-       $       -0-          $  3 899

EXPENSES                                        2 487               1 017              4 837             3 975            60 724
                                            ---------           ---------          ---------         ---------          --------

LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                             2 487               1 017              4 837             3 975            56 825

PROVISION FOR INCOME TAXES                        -0-                 -0-                -0-               -0-               -0-

LOSS BEFORE EXTRAORDINARY ITEM                  2 487               1 017              4 837             3 975            56 825

EXTRAORDINARY ITEM - Gain from
 extinguishment of debt based on
 settlement with creditor                         -0-                 -0-                -0-               -0-             3 444
                                         ------------        ------------       ------------      ------------          --------

NET LOSS                                    $   2 487           $   1 017          $   4 837         $   3 975           $53 381
                                            =========           =========          =========         =========           =======

NET LOSS PER COMMON SHARE                        $.00                $.00               $.00              $.00
                                                 ====                ====               ====              ====

Loss per share fully diluted                     $.00                $.00               $.00              $.00
                                                 ====                ====               ====              ====

Weighted average number of
shares (Note 5)                            10 801 000          10 801 000         10 801 000        10 801 000
                                           ==========          ==========         ==========        ==========




The accompanying notes are an integral part of these financial statements.


                                                         DYNASTY CAPITAL CORPORATION

                                                        (A DEVELOPMENT STAGE COMPANY)

                                                      STATEMENT OF SHAREHOLDERS' EQUITY

                                   FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH MARCH 31, 1996



                                              COMMON STOCK
                                         ---------------------            ADDITIONAL
                                         NO. OF                            PAID-IN              ACCUMULATED
                                         SHARES         AMOUNT             CAPITAL                DEFICIT               TOTAL
                                         ------         ------            ----------           ------------          ---------

October 31 & November 3,
 1986

  Common stock issued to
   incorporators                       4 301 000          $430              $  3 871                                 $   4 301

June 9, 1987
  Common stock & warrants
   issued for cash - initial
   public offering                     2 500 000           250                49 750                                    50 000

  Offering costs and
   expenses                                                                  (12 476)                                  (12 476)

May 23, 1994
    Proceeds from sale of
     common stock                      4 000 000           400                 3 600           $        -0-              4 000

  Net loss for the period                                                                           (43 584)           (43 584)
                                      ----------        -------            ---------           ------------         ----------

Balance - June 30, 1994
  Audited                             10 801 000         1 080                44 745                (43 584)             2 241

  Additional contribution
    to capital                                                                 3 500                                     3 500

  Net loss for the period                                                                          (  4 960)          (  4 960)
                                      ----------       -------             ---------           ------------         ----------

BALANCE - June 30, 1995
  Audited                             10 801 000         1 080                48 245                (48 544)               781

  Additional contribution
    to capital                                                                 5 000                                     5 000

  Net loss for the period                                                                          (  4 837)          (  4 837)
                                      ----------       -------             ---------              ---------        -----------

BALANCE - March 31, 1996
  Unaudited                           10 801 000        $1 080             $  53 245              $ (53 381)       $       944
                                      ==========        ======             =========              =========        ===========




The accompanying notes are an integral part of these financial statements.



                                                         DYNASTY CAPITAL CORPORATION

                                                        (A DEVELOPMENT STAGE COMPANY)

                                                           STATEMENT OF CASH FLOWS

                                   FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH MARCH 31, 1996


                                                             UNAUDITED                      UNAUDITED
                                                           THREE MONTHS                    NINE MONTHS                    FROM
                                                          ENDED MARCH 31,                 ENDED MARCH 31,               INCEPTION
                                                      1996             1995           1996               1995          (UNAUDITED)
                                                   ---------      -------------     ---------         ---------         ----------

CASH FLOWS TO OPERATING ACTIVITIES:
  Net loss                                         $  (2 487)     $     (1 017)     $  (4 837)        $  (3 975)        $(53 381)
                                                   ---------      ------------      ---------         ---------         --------

  Adjustments to reconcile net loss to net cash used by operating activities:

  Change in assets and liabilities:
    Accounts payable                                     -0-                -0-            -0-               -0-             -0-
    Merger costs                                         -0-                -0-            -0-               -0-             -0-

      Net adjustments                                    -0-                -0-            -0-               -0-             -0-

      Net cash flows to operating
        activities                                   (2 487)             (1 017)        (4 837)           (3 975)        (53 381)
                                                  ----------         ----------      ---------        ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES                     -0-                -0-            -0-               -0-             -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                  3 000                750          5 000             1 750          66 801
  Stock offering costs                                   -0-                -0-            -0-               -0-         (12 476)
                                                ------------         ----------     ----------        ----------      ----------

      Net cash flows from financing
        activities                                     3 000                750         5 000             1 750           54 325
                                                   ---------        -----------     ----------       ----------       ----------

NET INCREASE (DECREASE) IN CASH                          513          (    267)           163            (2 225)             944

CASH AT BEGINNING OF PERIOD                              431               283            781             2 241              -0-
                                                   ---------       -----------     ----------        ----------       ----------

CASH AT END OF PERIOD                              $     944       $        16     $      944        $       16       $      944
                                                   =========       ===========     ==========        ==========       ==========





The accompanying notes are an integral part of these financial statements.


                           DYNASTY CAPITAL CORPORATION
                           ---------------------------

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH MARCH 31, 1996
     -----------------------------------------------------------------------

                                   (UNAUDITED)
                                   -----------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
- ---------------------------------------------------------------------

     ORGANIZATION   -  Dynasty   Capital   Corporation,   (the   "Company")  was
     incorporated in the State of Florida on October 1, 1986.

     DEVELOPMENT STAGE - The Company continues to be in the development stage. All of the activity to date relates to its formation and raising of capital. The Company has had no business operations and has minimal resources. Management's current plans are to continue to fund the Company to allow it to pay ongoing expenses and the cost of trying to identify, evaluate and become affiliated with an active business venture.

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995.

NOTE 2 - PUBLIC OFFERING
- ------------------------

     The Company offered to the public and closed on June 8, 1987 the sale of its previously authorized but unissued common stock at an offering price of $.02 per share. Each share was offered as part of a unit. A unit consisted of one share of common stock and one "A" warrant to purchase one additional share of common stock at $.50 per share during the period commencing immediately at the close of the offering and terminating fifteen (15) months from the date of the prospectus and one "B" warrant representing the right to purchase one share of common stock at $1.00 per share during the period commencing immediately at the close of the offering and terminating twenty-four (24) months form the date of the prospectus.
     These warrants have both expired.

     All expenses of the public offering were charged against additional paid-in capital upon the successful completion of the public offering.

                           DYNASTY CAPITAL CORPORATION
                           ---------------------------

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

     FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH MARCH 31, 1996
     -----------------------------------------------------------------------

                                   (UNAUDITED)
                                   -----------



NOTE 3 - SHAREHOLDERS' EQUITY
- -----------------------------

     The Company is authorized to issue 10,000,000 shares of no par value Preferred Stock. The stock may be issued from time to time with such rights, preferences and limitations as the board of directors may determine by resolution. As of March 31, 1996 no preferred stock has been issued.


NOTE 4 - RELATED PARTY TRANSACTIONS
- -----------------------------------

      As noted in the prospectus, the Company may pay a finder's fee for locating a merger or acquisition candidate of between 1% and 5%, based upon a sliding scale of the amounts involved.

      On November 3, 1986, the Company adopted an Incentive Stock Option Plan. Pursuant to the Plan, options to purchase up to 10,000,000 shares of common stock may be granted to employees of the Company. As of March 31, 1996 no options have been granted under this Plan.


NOTE 5 - LOSS PER COMMON SHARE
- ------------------------------

      Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Dynasty Capital Corporation
                                  (Registrant)


                            BY: /s/Earnest Mathis
                                ------------------------------------------------
                                Earnest Mathis
                                President, Treasurer, and Director
                                (Principal Executive and Accounting Officer)



DATE:  May 7, 1996