Form 10KSB
period 1996-06-30
DYNASTY CAPITAL CORP
filed 1996-09-12
CIK 808713

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1996

                           Dynasty Capital Corporation
                           ---------------------------
                 (Name of small business issuer in its charter)

         Florida                     33-11059-A                 59-2773602
- --------------------------------------------------------------------------------
(State or other jurisdiction      (Commission File          (IRS Employee ID #)
     or incorporation)                Number)


         26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120
- --------------------------------------------------------------------------------
                  (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (303) 794-9450

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes        X              No
                           ----------              ----------

As of September 12, 1996, 10,801,000 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant held by non affiliates was not determinable.

Documents incorporated by reference:  None

This Form 10-KSB consists of eighteen (18) pages. There are no exhibits to this Form 10-KSB. The Registrant had no revenues for its fiscal year ended June 30, 1996.

                                     PART I
                                     ------

Item 1.  Business.
- ------------------

     General

     Dynasty Capital Corporation (the "Registrant") is a development stage enterprise formed under the laws of the State of Florida to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. A business combination may be structured as a merger, consolidation, exchange of stock for stock or assets or any other form which will result in the combined enterprise being a publicly-held corporation. The Registrant has no business operations and no intention of engaging in an active business prior to a business combination with another enterprise. The Registrant may seek to acquire a controlling interest in such entities in contemplation of later completing a business combination. The Registrant is not limited to any operation or geographic area in seeking out a potential business combination. Management has not identified any particular business or industry within which the Registrant will seek a business combination. The Registrant has not conducted, not have others made available to it, market research supporting the viability of the Registrant's proposed operations. This discussion of the Registrant's business is purposely general and is not meant to be restrictive of the Registrant's virtually unlimited discretion to search for and enter into potential business combinations.

     The Registrant anticipates that the selection of a business combination in which to participate will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly-traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principal shareholders of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restriction of applicable statues) for all shareholders, and other factors. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such opportunities extremely difficult and complex. In addition, because of its lack of capital, the Registrant will encounter greater difficulty in locating a suitable business combination than a similar company with greater capital resources.

     The Registrant's activities to date have been limited to organizational matters and the Registrant entered into letters of intent with two private business entities, neither of which resulted in the completion of a business combination. The Registrant sold 2,500,000 units of $.0001 par value Common Stock ("Common Stock") at $.02 per unit, for total proceeds of $50,000 in a public offering which closed on June 8, 1987. On July 7, 1988, the Registrant entered into a letter of intent with the Starlight Group which did not result in the completion of a business combination. On March 23, 1989, the Registrant entered into a non-binding letter of intent with TM Building Products, which did not result in the completion of a business combination. As of August 27, 1996, the Registrant entered into a letter of intent with Visitor Services, Inc., to complete a business combination by October 20, 1996.

     The Registrant has extremely limited capital and believes it has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Registrant is incapable, in the absence of additional financing, of where there is no assurance, of acquiring the assets or business of other entities except in those instances where the Registrant exchanges its Common and/or Preferred Shares for the assets of a target company and/or for shares of the target company's shareholders. If the Registrant is unable to complete a suitable business combination within a reasonable period, such period to be determined at the discretion of the Board of Directors, its Board of Directors may recommend the Registrant's liquidation or dissolution.

     Management of the Registrant expects that an exchange of the Registrant's Common Shares to effectuate a business combination, if accomplished, would require the Registrant to issue a substantial number of its Common Shares. Accordingly, the percentage of Common Shares held by the Registrant's existing shareholders prior to a merger would be reduced as a result of the increased number of Common Shares issued in connection with such a merger or acquisition. Therefore, it is very likely that existing shareholders would suffer substantial dilution in the percentage of Registrant's Common Shares held by them subsequent to the completion of a business combination.

     Management of the Registrant contemplates that the Registrant will seek a business combination with a target company with either assets, revenues or earnings, or a combination thereof. The Registrant has not established a specific level of earnings or assets below which the Registrant would not consider a business combination with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Registrant. A business combination with a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of the Registrant's Common Shares. There is also the possibility that the Registrant may incur significant expenses in seeking a business combination that does not close or is abandoned. As a result, Registrant would not have financial resources great enough to pay the expenses of a failed merger without additional financing, of which there is no assurance. Therefore, shareholders could experience the loss of their entire investment or experience further significant dilution in the percentage of Registrant's Common Shares held by them subsequent to a failed attempt to complete a merger or acquisition. Even if the Registrant were to complete a business combination with a target company with assets, earnings or both, there is no assurance that a market will develop for the Registrant's Common Shares or that the price of such Common Shares would increase in value.

     Following the completion of a business combination, of which the Registrant gives no assurance, the Registrant anticipates that control of the Registrant would likely change as the result of the issuance of additional Common Stock. At such time the Registrant's current Board of Directors will most likely resign and a new Board would be appointed. Once such a change of Directors has taken place, it is also likely that the new Directors will replace the Officers with candidates of their choosing. Current management of the Registrant would not object to such replacements when duly elected.

     Management of the Registrant will seek business combination candidates, as available time permits, through existing associations and by word of mouth. The Registrant also may employ the services of business brokers or other intermediaries; however, as of the date hereof, the Registrant has no plans, proposals, understanding or arrangements with respect to the employment of any business brokers or other intermediaries.

     The Registrant has extremely limited financial resources with which to identify and evaluate possible business combinations and is wholly dependent on its Officers and Directors which are not full time employees, for such identification and evaluation activities. It is likely that a sustained pursuit of any business combination will require financial resources outside of the Registrant. To the extent any expenses are incurred, principal shareholders may provide such funds in the form of loans. The Registrant may also attempt to borrow money from other sources, but there is no assurance that the Registrant will be able to do so.

Competition
- -----------

     The Registrant is an insignificant participant among the firms which engage in mergers with and acquisitions of privately owned entities. There are many established venture capital, investment banking and other financial concerns which have significantly greater financial and human resources, and technical expertise than the Registrant. In the view of the Registrant's aggregate limited financial resources and limited management availability, the Registrant will continue to be at a significant competitive disadvantage compared to the Registrant's competitors.

Employees
- ---------

     The Registrant currently has no compensated employees. While all of the Registrant's Officers and Directors have prior experience in the valuation of businesses and the structuring of acquisitions and mergers, potential conflicts of interest may arise as a result of the Officer's and Director's ordinary business activities, which include the identification and valuation of private companies seeking financing and in some cases, a business combination with an inactive public company such as the Registrant.

Item 2.  Description of Property.
- --------------------------------

     The Registrant is not provided office space by Officers and Directors because it has no need for any office space. However, the Officers and Directors of the Registrant do allow the Registrant to use their office address for receipt of mail or other correspondence which mail and correspondence is very minimal.

Item 3.  Legal Proceedings.
- ---------------------------

     There are no pending legal proceedings, and the Registrant is not aware of any threatened legal proceedings to which the Registrant is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     No matters were submitted to a vote of security holders of the Registrant during the year ended June 30, 1996, or as of the date hereof.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
- ------------------------------------------------------------------------------

     (a) Market Information. The Registrant completed a public offering of its Common Stock on June 8, 1987. As of May 18, 1995, the Company's shares have been listed on the OTC Electronic Bulletin Board System with no reported quote. The Company believes there has been little or no trading in its shares. There is no assurance that the Common Shares will continue to be listed or that any liquidity exists for the Company's shareholders.

     (b) Holders.  The number of record holders of the Registrant's Common Stock
is  30.  This  does  not  include   shareholders  who  hold  their  accounts  at
broker/dealers.

     (c) Dividends. Holders of Common Stock are entitled to receive such dividend as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

     The Registrant has generated no revenues since inception with the exception of interest income. Management anticipates the Registrant will not earn any income until following the conclusion of a business combination, of which Registrant gives no assurance, as contemplated by the Registrant's business plan.

     The Registrant has only nominal capital with which to conduct operations. The Registrant anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding a prospective business combination.

     As of September 12, 1996, the Registrant had no material commitments for capital expenditures.

Item 7. Financial Statement.
- ----------------------------

     Please see pages F-1 through F-7.

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.
- --------------------------------------------------------------------------------

     In June of 1994, the Registrant engaged Larry Legel, Certified Public Accountant, as the independent public accountant to audit its financial statements for the years ended June 30, 1991; June 30, 1992; June 30, 1993; and June 30, 1994 replacing the firm of Peterson, Siler and Stevenson, CPAs, which was the independent public accountant for the Registrant's most recent certified financial statements.

     In connection with the audit for the Registrant's fiscal year ended June 30, 1989, and for the subsequent interim periods preceding the engagement of Larry Legel, CPA as the Registrant's auditor, there were at that time and at present, no disagreements with Peterson, Siler and Stevenson, CPAs concerning accounting principles or practices, financial statement disclosures or auditing scope or procedures, which would have caused Peterson, Siler and Stevenson, CPAs to make a reference to the subject matter of the disagreement in connection with its reports.

     In connection with the audit for the Registrant's fiscal year ended June 30, 1989 and for the subsequent interim periods prior to replacement of Peterson, Siler and Stevenson, CPAs, the reports issued by Peterson, Siler and Stevenson, CPAs relating to the financial statements of the Registrant did not contain an adverse opinion or a disclaimer of opinion, nor did they qualify their opinion as to audit scope or accounting principles.

     The decision to change accountants was recommended and approved by the Registrant's Board of Directors.

     The Registrant requested that Peterson, Siler and Stevenson, CPAs submit a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant in response to Item 8 of this Form 10-KSB and, if not, stating the respects in which it does not agree. Accordingly, the Registrant filed by amendment, an exhibit to the June 30, 1994 Form 10-KSB Report on December 15, 1994.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
- --------------------------------------------------------------------------------

     The Directors and Executive Officers of the Registrant are as follows:

Name             Age            Position          Tenure as Director or Officer
- ----             ---            --------          -----------------------------

Earnest Mathis    36       President, Treasurer,    From May 24, 1994 to present
                           and Director

Gary J. McAdam    44       Vice President,          From May 24, 1994 to present
                           Secretary, and Director

Earnest Mathis, Jr., President, Treasurer and a Director. Mr. Mathis has served as the President, Treasurer, and a Director of the Registrant since May 24, 1994. Mr. Mathis has served as Secretary of Creative Business Concepts, Inc., specializing in mergers and acquisitions since August of 1993. From October of 1992 until September of 1994, Mr. Mathis was President and Secretary of
Shareholder information Co., a financial public relations firm located in Littleton, Colorado. Since January, 1987, Mr. Mathis has been sole proprietor of Inverness Investments, a financial consulting company in Denver, Colorado. From April of 1986 to present, Mr. Mathis has been an Officer and Director of numerous blind pool companies. Mr. Mathis served as President and Director of P.R. Ink, Inc., a publicly-held financial public relations firm, from June 1985 until December, 1986, at which time P.R. Ink, Inc., acquired Precision Standard, Inc. From 1985 to January, 1987, Mr. Mathis was an account executive with Chenault and Associates, Inc., a financial public relations firm located in Englewood, Colorado. From 1983 to 1984, Mr. Mathis was a business analyst with Dun and Bradstreet Corporation. Mr. Mathis devotes approximately 20 hours per month to the Registrant's business.

Gary J. McAdam, Vice President, Secretary, and a Director. Mr. McAdam has served as the Vice President, Secretary, and a Director of the Registrant since May 24, 1994. Mr. McAdam has served as President of Creative Business Concepts, Inc., specializing in mergers and acquisitions, since August of 1993. From 1980 through present, Mr. McAdam has been President of Creative Investment Services, Inc., a business consulting and investment company in the area of mergers and acquisitions and public financing of private companies in Littleton, Colorado. From 1984 to 1986, Mr. McAdam was a registered representative of J.W. Gant & Associates, a registered securities broker/dealer of Englewood, Colorado. From 1981 to 1984, Mr. McAdam was a registered representative of E.J. Pittock, of Denver, Colorado, a registered securities broker/dealer. Mr. McAdam devotes approximately 20 hours per month to the Registrant's business.

     The Officers of the Registrant are elected by the Board of Directors at the first meeting after each annual meeting of Registrant's shareholders, and hold offices at the discretion of the Board of Directors.

     The date of the next annual meeting of Registrant will be determined by the Registrant's Board of Directors in accordance with Florida law.

Item 10. Executive Compensation.
- --------------------------------

     (a) Cash Compensation.

     No compensation was paid by the Registrant to its Officers or Directors during the fiscal year covered by this report. None of the Registrant's Officers and Directors currently receive any salary from the Registrant. The Registrant does not intend to begin paying any salaries unless and until the Registrant has completed a business combination. There are no formal or informal understandings or arrangements relating to compensation; however, Officers and Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Registrant's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, postage, and federal express charges.

     The Officers and Directors of the Registrant provided no significant amount of time on behalf of the Registrant during the year ended June 30, 1996 because the Registrant has no business operations.

     (b) Compensation Pursuant to Plans.

     None.

     (c) Other Compensation.

     None.

     (d) Compensation of Directors.

     None.

     (e) Termination of Employment and Change of Control Arrangements.

     On April 28, 1994, James T. Crawford resigned as Director and President of the Registrant. On April 28, 1994, Raymond Lukban resigned as Director, Vice President, and Treasurer of the Registrant. On April 28, 1994 Van R. Perkins was elected Director and President of the Registrant. On May 24, 1994, Mr. Perkins resigned as President of the Registrant and on May 25, 1994, Mr. Perkins resigned as Director of the Registrant. On May 24, 1994, Earnest Mathis, Jr., was elected Director, President, and Treasurer of the Registrant. On May 24, 1994, Gary J. McAdam was elected Director, Vice President, and Secretary of the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
- ------------------------------------------------------------------------

     The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's Common Stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

   Name and Address of             Amount and Nature of         Percent of
   Beneficial Owner                Beneficial Ownership            Class
   ----------------                --------------------         ----------

   *Earnest Mathis, Jr.               2,942,000 (3)                23.0%
   300 Rangeview Drive
   Littleton, CO  80120

   *Gary J. McAdam                    4,067,000 (1) (2)            31.8%
   14 Redtail Drive
   Highlands Ranch, CO  80126

   Business Development Corp.         1,700,000                    13.3%
   150 South Pine Island
   Suite 100
   Plantation, FL  33324

   *All Director and Officers         7,009,000 (1)                54.8%
   as a Group (2 Persons)

     (a) Includes 950,000 shares owned by Creative Investment Services, Inc., of which Mr. McAdam is President and controlling shareholder.

     (b) Includes 917,000 shares acquired on April 4, 1995 pursuant to an option agreement between James Crawford and GJM Trading Partners, Ltd., of which Mr. McAdam is General Partner.

     (c) Includes 917,000 shares acquired on April 4, 1995 pursuant to an option agreement between Raymond Lukban and Mathis Family Partners, Ltd., of which Mr. Mathis is a General Partner.

Item 12. Certain Relationships and Related Transactions.
- --------------------------------------------------------

     On October 31, and November 3, 1986, the Registrant issued a total of 4,301,000 shares of its Common Stock to the following persons and entities for a total of $4,301 cash:

           Name                       Number of Shares        Price Per Share
           ----                       ----------------        ---------------

    Business Development Corp.          1,500,000                  $.001
    Geneva Financial Corp.                500,000                  $.001
    James T. Crawford                     917,000                  $.001
    Raymond Lukban                        917,000                  $.001
    Charles Bannister                     167,000                  $.001
    Robert C. Hackney                     300,000                  $.001

     On May 24, 1994, the Registrant issued a total of 4,000,000 shares of its Common Stock to the following persons and entities for a total of $4,000 cash pursuant to an agreement as set forth below:

             Name                   Number of Shares           Price Per Share
             ----                   ----------------           ---------------

     Mathis Family Partners, Ltd.       2,000,000                  $.001
     GJM Trading Partners, Ltd.         2,000,000                  $.001

     Mr. Earnest Mathis who is a Director, President, and Treasurer of Registrant is General Partner of Mathis Family Partners, Ltd. Mr. Gary McAdam who is a Director, Vice President, and Secretary of the Registrant is General Partner of GJM Trading Partners, Ltd.

     Pursuant to an agreement between Mr. Mathis, Mr. McAdam, and the Registrant, Mr. Mathis and Mr. McAdam and/or their affiliated entities are obligated to pay the greater of $4,000 or an amount equal for the settlement and payment of certain known obligations of the Registrant such as outstanding accounts payable to the Registrant's transfer agent, payment for the preparation and filing of administrative reports and associated fees and costs from December 31, 1988 onward, together with payment for independent auditors reports as to Registrant's financial statements for the fiscal years ended June 30, 1991 through June 30, 1994. As a part of the foregoing, Mr. Mathis and Mr. McAdam may be obligated to loan the Registrant additional funds, if any, as are necessary to perform due diligence tasks as well as legal expenses incurred in the event the Registrant enters into a merger or business combination transaction in the future. As a result, Mr. Mathis and Mr. McAdam may be entitled to receive additional shares of the Registrant's Common Stock in the event the Registrant enters into an agreement to complete a business combination which fails to close.

         Earnest Mathis, Jr., and Gary J. McAdam have organized, are organizing, and expect to organize other companies of a similar nature and similar purposes as the Registrant. Mr. Mathis and Mr. McAdam may have conflicts in the event that another company affiliated with either of them is actively seeking the acquisition of properties and businesses that are identical or similar to those that the Registrant may seek. A conflict will not be present as between the Registrant and another similar enterprise if, before the Registrant begins seeking acquisitions, such other enterprise (i) enters into an understanding, arrangement, or contractual commitment to participate in, or acquire, any business or property and (ii) ceases its search for additional properties or businesses identical or similar to those the Registrant may seek. Conflicts also may not be present to the extent that potential business opportunities are appropriate for the Registrant, but not for other similar enterprises (or vice versa), because of such factors as the difference in cash available from other companies versus what is available from the Registrant. If, however, at any time the Registrant and any other enterprises affiliated with Mr. Mathis and Mr. McAdam are simultaneously seeking business opportunities, Messrs. Mathis and McAdam will face the conflicts of whether to submit a potential business acquisition to the Registrant or to such other enterprises. In the event the opportunity is appropriate to more than one enterprise, Messrs. Mathis and McAdam will offer that opportunity to that enterprise that first closed the sale of its securities to the public or first completed its spin-off; provided however, that if another spin-off or shell is engaged in discussions with a business opportunity which may lead to a letter of intent, that spin-off or shell will not be presented with a new opportunity unless and until the discussions have terminated with the first opportunity. The Registrant is not expected to merge with, acquire, or invest in any existing business in which Mr. Mathis or Mr.McAdam have any equity or other ownership position.

     The Registrant has established no other guideline or procedures for resolving potential conflicts other than establishing priority based upon the closing of each public offering and the completion of a spin-off. Failure by Messrs. Mathis and McAdam to resolve conflicts of interest in favor of the Registrant may result in liability of Messrs. Mathis and McAdam to the Registrant.

     The Registrant may pay its Officers, Directors, or other persons a finders fee of 1% to 5% for locating a business combination candidate and will reimburse Officers and Directors or persons authorized by the Registrant for travel and out of pocket expenses in connection therewith.

Item 13. Exhibits and Reports on Form 8-K.
- ------------------------------------------

     (a) List of Exhibits.

     None.

     (b) Reports on 8-K.

         No reports on Form 8-K were filed during the last quarter of Registrant's fiscal year ended June 30, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DYNASTY CAPITAL CORPORATION


Dated:  September 12, 1996                     /s/ Earnest Mathis, Jr.
                                               ---------------------------------
                                               Earnest Mathis, Jr., President,
                                               Treasurer, and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                      Title                          Date

/s/ Earnest Mathis, Jr.      President, Treasurer,           September 12, 1996
- -----------------------      and Director (Principal
Earnest Mathis, Jr.          Executive & Accounting
                             Officer)

/s/ Gary J. McAdam          Vice President, Secretary,       September 12, 1996
- ------------------          and Director

                                LARRY LEGEL, CPA
                        5100 NORTH FEDERAL HIGHWAY, #409
                            FORT LAUDERDALE, FL 33308
                                 (305) 493-8900


                          INDEPENDENT AUDITOR'S REPORT

Stockholders
Dynasty Capital Corporation
(a Development Stage Company)
Littleton, Colorado


I have audited the accompanying balance sheet of Dynasty Capital Corporation (a Development Stage Company) as of June 30, 1996 and 1995, and the related statements of operations, changes in shareholders' equity, and cash flows for the periods from inception (October 1, 1986) through June 30, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynasty Capital Corporation (a Development Stage Company) as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the periods from inception (October 1, 1986) through June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is still in the development stage, has had no business operations and has minimal resources with which to conduct a business. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             LARRY LEGEL


                                             /S/  LARRY LEGEL
                                            ------------------------------------
                                             Certified Public Accountant
September 4, 1996

                           DYNASTY CAPITAL CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             JUNE 30, 1996 AND 1995


                                                      1996               1995
                                                    --------           --------

          A S S E T S

CURRENT ASSETS:
  Cash                                               $   302           $    781
                                                     =======           ========









   LIABILITY AND SHAREHOLDERS' EQUITY

LIABILITY:
  Accrued expenses                                  $    -0-           $    -0-
                                                    --------           --------

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0001 per share
    authorized 100,000,000 shares;
    10,801,000 shares issued and outstanding           1 080              1 080
  Additional paid in capital                          53 245             48 245
  Deficit accumulated during the development
    stage                                            (54 023)           (48 544)
                                                     -------           --------

       Total shareholders' equity                        302                781
                                                   ---------            -------

       TOTAL                                        $    302            $   781
                                                    ========            =======








The accompanying notes are an integral part of these financial statements.

                                                   DYNASTY CAPITAL CORPORATION

                                                  (A DEVELOPMENT STAGE COMPANY)

                                                     STATEMENT OF OPERATIONS

                             FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH JUNE 30, 1996


                                                              YEAR ENDED                  YEAR ENDED
                                                               JUNE 30,                    JUNE 30,                 FROM
                                                                1996                        1995                  INCEPTION
                                                            ------------                ------------             ----------

REVENUE                                                     $       -0-                 $       -0-               $  3 899

EXPENSES                                                          5 479                       4 960                 61 366
                                                              ---------                   ---------               --------

LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                               5 479                       4 960                 57 467

PROVISION FOR INCOME TAXES                                          -0-                         -0-                    -0-

LOSS BEFORE EXTRAORDINARY ITEM                                    5 479                       4 960                 57 467


EXTRAORDINARY ITEM - Gain from
 extinguishment of debt based on
 settlement with creditor                                           -0-                         -0-                  3 444
                                                               --------                    --------                -------

NET LOSS                                                       $  5 479                    $  4 960                $54 023
                                                               ========                    ========                =======

NET LOSS PER COMMON SHARE                                          $.00                        $.00
                                                                   ====                        ====

Loss per share fully diluted                                       $.00                        $.00
                                                                   ====                        ====


Weighted average number of shares
 used in computation without full
 dilution                                                    10 801 000                  10 801 000
                                                             ==========                  ==========










The accompanying notes are an integral part of these financial statements.


                                               DYNASTY CAPITAL CORPORATION

                                               (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                          FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH JUNE 30, 1996

                                                   COMMON STOCK
                                             ------------------------       ADDITIONAL
                                             NO. OF                          PAID-IN            ACCUMULATED
                                             SHARES          AMOUNT          CAPITAL              DEFICIT             TOTAL
                                          ---------          ------         ----------          ------------          -----

October 31 & November 3,
 1986

  Common stock issued to
   incorporators                            4 301 000        $   430         $  3 871                               $   4 301

June 9, 1987
  Common stock & warrants
   issued for cash - initial
   public offering                          2 500 000            250           49 750                                  50 000

  Offering costs and
   expenses                                                                   (12 476)                                (12 476)

  Net loss for the period
   June 30, 1990                                                                                  $ (39 547)          (39 547)
                                          -----------     ----------      -----------             ---------        ----------

BALANCE - June 30, 1990                     6 801 000            680             41 145             (39 547)            2 278

  Net loss for the years ended
    June 30, 1991, 1992 and 1993                                                                   (  3 771)         (  3 771)
                                          -----------     ----------        -----------           ---------        ----------

BALANCE - June 30, 1993                     6 801 000            680             41 145             (43 318)         (  1 493)

May 23, 1994 - proceeds from
 sale of common stock                       4 000 000            400              3 600                 -0-             4 000

  Net loss for the year                                                                            (    266)        (     266)
                                          -----------     ----------        -----------           ---------        ----------

BALANCE - June 30, 1994                    10 801 000          1 080             44 745             (43 584)            2 241

  Additional capital contribution                                                 3 500                                 3 500
  Net loss for the year                                                                            (  4 960)        (   4 960)
                                          -----------     ----------     --------------           ---------        ----------

BALANCE - June 30, 1996                    10 801 000          1 080             48 245             (48 544)              781

  Additional capital contribution                                                 5 000                                 5 000
  Net loss for the year                                                                            (  5 479)        (   5 479)
                                          -----------     ----------     --------------           ---------        ----------

                                          10  801 000         $1 080           $ 53 245           $ (54 023)       $      302
                                          ===========         ======           ========           =========        ==========






The accompanying notes are an integralthese financial statements.


                                                  DYNASTY CAPITAL CORPORATION

                                                 (A DEVELOPMENT STAGE COMPANY)

                                                    STATEMENT OF CASH FLOWS

                            FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH JUNE 30, 1996


                                                         YEAR ENDED           YEAR ENDED
                                                          JUNE 30,             JUNE 30,                  FROM
                                                           1996                  1995                 INCEPTION
                                                       ------------           -----------             ----------

CASH FLOWS TO OPERATING ACTIVITIES:
  Net loss                                              $ (5 479)              $ (4 960)              $(54 023)
                                                        --------               --------               --------

  Adjustments to reconcile net loss to net cash used by operating activities:

  Change in assets and liabilities:
    Accounts payable                                         -0-                     -0-                   -0-

      Net cash flows to operating activities              (5 479)                 (4 960)              (54 023)
                                                        --------                --------              --------


CASH FLOWS FROM INVESTING ACTIVITIES                         -0-                     -0-                   -0-


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance and
   additional capital contributions                        5 000                   3 500                66 801
  Stock offering costs                                       -0-                     -0-                12 476
                                                       ---------               ---------              --------

      Net cash flows from financing activities             5 000                   3 500                54 325
                                                       ---------               ---------             ---------


NET INCREASE (DECREASE) IN CASH                           (  479)                 (1 460)                  302

CASH AT BEGINNING OF PERIOD                                  781                   2 241                   -0-
                                                      ----------               ---------            ----------

CASH AT END OF PERIOD                                 $      302               $     781            $      302
                                                      ==========               =========            ==========







The accompanying notes are an integral part of these financial statements.

                           DYNASTY CAPITAL CORPORATION
                           ---------------------------

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH JUNE 30, 1996
     ----------------------------------------------------------------------



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


NOTE 3 - SHAREHOLDERS' EQUITY
- -----------------------------

         The Company is authorized to issue 10,000,000 shares of no par value Preferred Stock. The stock may be issued from time to time with such rights, preferences and limitations as the board of directors may determine by resolution. As of June 30, 1996 no preferred stock has been issued.

                           DYNASTY CAPITAL CORPORATION
                           ---------------------------

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

     FOR THE PERIODS FROM INCEPTION (OCTOBER 1, 1986) THROUGH JUNE 30, 1996
     ----------------------------------------------------------------------



NOTE 4 - RELATED PARTY TRANSACTIONS
- -----------------------------------

         As noted in the prospectus, the Company may pay a finder's fee for locating a merger or acquisition candidate of between 1% and 5%, based upon a sliding scale of the amounts involved.

         On November 3, 1986, the Company adopted an Incentive Stock Option Plan. Pursuant to the Plan, options to purchase up to 10,000,000 shares of common stock may be granted to employees of the Company. As of June 30, 1996 no options have been granted under this Plan.


NOTE 5 - LOSS PER COMMON SHARE
- ------------------------------

         Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.


NOTE 6 - SUBSEQUENT EVENT
- -------------------------

         On August 27, 1996, the Company entered into a letter of intent with another company to acquire at least 80% and up to 100% of their common stock. Dynasty will be the surviving corporation in a tax-free reorganization. The current shareholders of Dynasty will own approximately 3% of the outstanding shares in the reorganized company. A final draft of the agreement is scheduled to be completed by September 16, while the closing is scheduled for October 20, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Dynasty Capital Corporation
                                        (Registrant)


                                        BY: /s/Earnest Mathis
                                            -----------------------------------
                                        Earnest Mathis, Chief Financial Officer



DATE:  July 14, 1995