Form 10KSB40
period 1996-09-30
VISITORS SERVICES INTERNATIONAL CORP
filed 1997-01-14
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                  For the fiscal year ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from:______________ to ______________

                 Commission file number:     33-11059-A


                      VISITORS SERVICES INTERNATIONAL CORP.
           (Name of small business issuer as specified in its charter)

            FLORIDA                                        59-2773602
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA         33701
       (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:   (813) 895-4410

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:   NONE

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      State issuer's revenues for its most recent fiscal year.   $791,949

      As of December 31, 1996, the aggregate market value of the voting stock held by non-affiliates, approximately 1,400,000 shares of Common Stock, $.0001 par value, was approximately $4,025,000 based on an approximate bid price (2-7/8) for one share of Common Stock on such date.

      The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of December 31, 1996, was 17,750,387 shares.

      DOCUMENTS INCORPORATED BY REFERENCE: None of the listed documents are incorporated by reference.

      Transitional Small Business Disclosure Format (check one):

      Yes  [  ];  No  [ X ]

                                     PART I

Item 1.  Description of Business.

      History of the Company

      Visitors Services International Corp., formerly Dynasty Capital Corporation (the "Registrant", the "Company" or "VSIC") was a development stage enterprise formed under the laws of the State of Florida to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Registrant had no business operations and no intention of engaging in an active business prior to a business combination with another enterprise.

      The Registrant's past activities were limited to organizational matters and the Registrant entered into letters of intent with two private business entities, neither of which resulted in the completion of a business combination. The Registrant sold 2,500,000 units of $.0001 par value Common Stock ("Common Stock") at $.02 per unit, for total proceeds of $50,000 in a public offering which closed on June 8, 1987. The Company was formed for the purpose of seeking potential business opportunities in the form of the acquisition of an existing business that has profit potential.

      Acquisition of Visitors Services, Inc.

      On September 26, 1996, Registrant executed an Agreement and Plan of Reorganization ("Agreement") with Visitors Services, Inc. ("VSI"), and certain Stockholders of VSI, pursuant to which a minimum of 80% of the issued and outstanding shares of VSI were to be exchanged on a one share for one share basis for shares of restricted stock of the Registrant, after the Registrant effect a 14.4 to 1 reverse stock split of the shares outstanding before the date of the Agreement from 10,801,000 shares down to 750,093 shares (in lieu of any fractional shares created as a result of the reverse stock split, each holder of a fractional share was issued one additional whole share). The Closing Date of the Agreement was September 27, 1996, when the Registrant's reverse stock split was effected and certain Stockholders of VSI holding at least 80% of the outstanding shares of VSI executed the Agreement. The "Exchange Offer" has been extended to the remaining shareholders of VSI, who have, as extended, until January 20, 1997, to accept the offer. The offering is being made in accordance with Rule 506 of Regulation D of the Securities Act of 1933, as amended, or such other appropriate and available exemption(s). By virtue of the reorganization, VSI becomes a subsidiary of the Registrant. The transactions contemplated by the Agreement are referred to as the "Reorganization."

      Pursuant to the Agreement and Plan of Reorganization, on the Closing Date the Registrant's Officers and Directors resigned and designees of VSI were appointed to the vacated positions. Earnest Mathis resigned as President, Treasurer and a Director; and Gary J. McAdam resigned as Vice President, Secretary and a Director. Robert P. Gordon, Paul W. Henry and Steve McLean were appointed Officers and Directors - See Item 9 below. Mr. Gordon, by virtue of the transaction, became a controlling shareholder of the Registrant.

      Overview - The Company

      The Registrant will continue to operate through its newly acquired subsidiary, Visitors Services, Inc. VSI was formed under the laws of the State of Florida in November 1992 as a destination marketing company providing automated reservations and information services specifically designed to support the special needs of Convention and Visitors Bureaus ("CVB") and major convention/event organizers. VSI's focus is to generate revenue for the client destination's hotels, lodgings and attractions by converting information/visitor guide calls into actual travel reservations. The traditional "passive" approach to destination marketing involves placing advertising, taking calls for information/vacation guides and hoping the traveling public will choose to visit. VSI believes the only successful strategy in today's highly-competitive tourism industry is to take a "proactive" marketing approach, whereby VSI's destination counselors actively "sell" their destinations during each and every call. VSI provides a "state-of-the-art" reservation system and incentive-motivated, multi-lingual destination counselors who are accessible to leisure travelers via destination specific toll-free telephone lines operating 24 hours a day, 365 days a year.

      For major conventions and events, VSI provides complete travel management services for the Convention or Event organizers. Anyone wishing to attend a VSI managed event can call a toll-free number and get registration, air, hotel and car arrangements at any time of the day.

      Since its formation in 1992, VSI has successfully attracted 15 CVB's and 35 major convention/event sponsors as clients, including: NIKE World Masters Games; Sail America; and the CVB's for Arlington County, VA; Los Angeles, CA; Houston, TX; Greater Milwaukee, WI; Greater Pittsburgh, PA; Cleveland, OH; Palm Springs Desert Resorts, CA; St. Petersburg/Clearwater, FL; Kissimmee/St. Cloud, FL (adjacent to booming Orlando); Bradenton, FL; Charlotte, NC; San Jose, CA; Monterey County, CA; Denver, CO; and Valley Forge, PA.

      Recent Developments

Acquisition of American International Travel Agency, Inc.

      On December 6, 1996, VSI entered into a Stock Purchase Agreement (the "SPA") with Phoenix Information Systems Corp. ("Phoenix") to acquire all the capital stock of American International Travel Agency, Inc. ("American") from Phoenix in exchange for 31,579 shares of Common Stock of Phoenix owned by VSI. This transaction was closed on December 6, 1996, subject to certain rescission rights described below. The consideration paid was based upon arms-length negotiations between VSI and Phoenix and a fair market evaluation. Management believes entering into this SPA will provide the following benefits to VSI: (i) access to the major travel agency computerized reservation systems world-wide, and (ii) the ability to issue airline tickets.

      The assets of American both before and after the signed SPA will continue to be used as a retail travel agency located in Clearwater, Florida.

      American was incorporated in 1977 in the State of Florida to provide retail leisure travel services. In 1980, 100% of the outstanding stock of American was acquired by Owen and Frances Stewart. The Stewarts have operated American since that time and have expanded the customer base to include commercial travel services. American represents all airlines, tour operators and cruise and rail lines on a commission basis.

      During the three fiscal years ending June 30, 1994, March 31, 1995 and March 31, 1996, American had total revenues of $314,573, $142,753 and $405,662, respectively and net loss of $7,886 in 1994, net loss of $71,972 in 1995, and net income of $31,076 in 1996.

      The SPA states that the transaction is conditioned upon the subsequent consent of the Airlines Reporting Corporation ("ARC"). VSI and Phoenix have agreed that if the ARC does not consent to the change in ownership contemplated in the SPA, the SPA will unwind and terminate as if the transaction was never entered into by either party.

      Under these circumstances, the management of the Company has determined, for financial reporting purposes, the acquisition of American will not be deemed to occur until such time as the ARC approves this transaction. Since the acquisition of American has not been completed at the time of the filing of this Form 10-KSB, no financial statements or pro forma financial information are required to be filed in connection with this Form 10-KSB. If, upon completion of an audit of American, the acquisition is deemed to involve a significant amount of assets, the Registrant will file, on Form 8-K, financial statements for American, pro forma financial information, and a copy of the Stock Purchase Agreement.

Acquisition of Assets of Global Reservation Systems, Inc.

      On December 23, 1996, VSI entered into an Asset Purchase Agreement (the "APA") with Global Reservation Systems, Inc. ("GRS"), a Colorado corporation, to acquire all of GRS's interests in, to and under any asset, used in connection with GRS's business of answering toll-free telephone numbers advertised by contracted marketing organizations, providing information to callers of such toll-free telephone numbers, making reservations with lodging properties and attractions and providing advertising effectiveness statistics to such contracted marketing organizations of every kind, nature and description. As partial consideration for the acquired assets, VSI will assume trade payables up to a maximum amount equal to $200,000; liabilities associated with various Trade License Agreements; rent payment obligations of $1,250 a month for twelve months; and all obligations and liabilities arising out of events occurring on or after December 23, 1996, related to VSI's ownership of the acquired assets or its conduct of the GRS Operations. As additional consideration for the acquired assets, VSI will cause its corporate parent, VSIC, to grant each year to GRS 45,000 shares of VSIC common stock, par value $.0001 per share, for fiscal years 1997, 1998 and 1999, if and only if, (i) the Net Operating Income attributable to the acquired assets for fiscal years 1997, 1998 and 1999 equals or exceeds 60% of the projected Net Operating Income for fiscal 1997, 1998 and 1999; and (ii) the Net Operating Income is not less than 10% of the Total Adjusted Gross Revenue as projected for fiscal years 1997, 1998 and 1999. Certain roll over provisions are in place if the required Net Operating Income is not attained in the prior fiscal year. The consideration paid was based upon arms-length negotiations between VSI and GRS and a fair market evaluation.

      GRS was incorporated in the State of Colorado to provide retail leisure travel services. Included in the APA are all trade names, names under which GRS operates, trademarks, service mark, patent or copyright and any application for any of the foregoing used by GRS and which are material in the conduct of its business, including: Global Reservation Systems, Inc., Colorado Reservation Service, Illinois Reservation Service, Utah Reservation Service, Michigan Reservation Service, Georgia Reservation Service and Chicago Plus Reservation.

      If, upon completion of an audit of GRS, the acquisition is deemed to involve a significant amount of assets, the Registrant will file, on Form 8-K, financial statements for GRS, pro forma financial information, and a copy of the Asset Purchase Agreement.

      The Software License and Maintenance Agreement with an Affiliate

      VSI's founders are affiliated with Phoenix Information Systems Corp. ("Phoenix"), a publicly held company based in St. Petersburg, Florida. Under contract with Chinese airlines, hotels, and other travel providers (through a joint venture partially owned by a subsidiary of Phoenix), Phoenix installed and operates in China its proprietary airline and hotel reservations system, in order to market and distribute world-wide the system's inventory of intra-China airline seats, hotel rooms and tours.

      Phoenix's hotel reservations system (known as "Phoenix-Hotel") forms the basis for VSI's software. In July 1993 and later updated in January 1995, the Company executed with Phoenix a Software License and Software Maintenance Agreement (the "Software License Agreement"), whereby VSI would have the right to license and use the Phoenix-Hotel software to support the booking and information needs of one or more CVB's, similar tourist development organizations and the constituents they serve. Under the terms of the Software License Agreement, VSI pays Phoenix a monthly licensing fee equal to $2,000 and 50% of the software license fee will apply toward a fully paid license. At such time that these credits equal $100,000, VSI will receive a fully paid and non-assessable license to the software. VSI may, at any time, achieve fully paid status by paying the difference between $100,000 and the credits accrued. Further, Phoenix will maintain and may periodically upgrade the system. Phoenix is required to make available one copy of any upgrades to VSI although Phoenix is not required to develop or release upgrades or customize the upgrades to satisfy VSI's particular requirements.

      The Travel Market

      The establishment of VSI as well as its philosophy was derived from the recent developments in the travel industry. Over the past decade, the growth of this industry has created an awareness of its economic significance to destinations. Though many still consider tourism a pleasure activity, travel and tourism as a composite industry is an annual multi-trillion dollar enterprise that provides employment for millions; income to destinations, attractions, and thousands of service companies; tax revenues to public bodies; and satisfaction to millions of consumers.

      The travel and tourism industry has a very complex structure, with 98% of its organizations classified as small businesses. Significant among these many organizations has been the specific growth of destination marketing organizations whose primary responsibility is the marketing of their defined geographic areas. Hundreds of Convention and Visitors Bureaus and State Divisions of Tourism now compete worldwide for visitors, meetings, conventions and group tours.

      As a result of these trends, a need has developed for a better understanding of the marketing role of destination marketing organizations. People travel in relationship to a destination; destinations, therefore, influence their direction of travel as well as their activities once they arrive. Whether it is for leisure travel or for a major event, the destination becomes a critical planning variable. Therefore, an understanding of the important marketing role that Convention and Visitors Bureaus and State Divisions of Tourism play in formulating images, preparing for events, and influencing travelers and planners was fundamental to the creation of VSI.

      A fundamental mission of Convention and Visitors Bureaus and State Divisions of Tourism is to solicit and service conventions, events and other related group businesses, as well as engage in visitor promotions, thereby generating overnight stays for a destination which enhances and develops the economic fabric of the community in the process. VSI was created to assist these vital organizations in marketing their cities more efficiently and effectively by providing conventioneers and city visitors with an array of information, transportation, accommodations, ticketing and other services.

      The Opportunity for VSI

      In the United States, there are estimated to be more than 900 CVB's whose primary function is to promote local travel and tourism. Many of the larger CVB's coordinate advertising campaigns and provide information to the public by toll-free 800 telephone numbers. They collect names and addresses of interested visitors, send brochures as requested about local attractions and accommodations, and in some cases distribute names and addresses to local merchants for direct mailing of sales brochures and other promotional information.

      Management believes that CVB's have not yet taken advantage of the capability of modern automated reservations systems to reserve and confirm accommodations. VSI's unique tele-response system has been designed to meet the demanding destination marketing needs of the tourism and hospitality industries by generating increased interest in a destination by the traveling public, thus turning simple information calls into accommodation reservations. Unlike most telemarketing call centers where the tourist segment is an added niche, VSI is dedicated solely to destination marketing.

      VSI provides services for the entire tourism community, presently providing information services for any type of accommodation, including campsites, trailer and RV parks, motels, hotels, inns, bed & breakfasts, apartments, resorts and condominiums. VSI disseminates general information for events, attractions, performing and visual arts, sporting organizations, chambers of commerce, shops, restaurants, transportation systems and theme parks.

      Management believes that quality service and product familiarity are highly beneficial to the successful marketing of each CVB's properties and attractions and events. Thus, it is planned that each destination counselor will receive ongoing training in the use of the system, in telephone sales techniques and in subscriber products.

      VSI's destination marketing service is intended to benefit (1) the CVB's to whom VSI may provide a cost-effective information and reservations service;
(2) the hotels, resorts and facilities that subscribe to the service, which are expected to be able to fill some of their excess capacity; (3) travel agencies which are expected to have convenient access to information, a broader selection of properties and a cost effective way to book their clients accommodation needs; and (4) the traveling public, which is expected to have available a wide selection of information about hotels and tourist attractions, as well as the ability with a single phone call to seek information and to book and confirm a hotel reservation as well as tickets to local events. Each participating property, through an agreement with VSI, will indicate to VSI whether or not it will pay normal travel agency commissions. Since travel agents are not likely to recommend properties if no commissions are paid, most participating properties have agreed or are expected to agree to pay travel agency commissions.

      VSI's Telecommunication System

      The VSI Destination Service Center at the Company's headquarters in St. Petersburg, Florida began operations on July 1, 1993. VSI's Destination Service Center is equipped with a sophisticated Siemens Rolm 9751 CBX Model 80 Automatic Call Distribution (ACD) system, which provides call sequencing, distribution, and statistical data appropriate to meet the needs of any VSI destination marketing partner. Once a call enters the ACD system, it will be directed to an available Destination Counselor. VSI's staffing is based on answering all calls within 25 seconds hold-time prior to speaking with a "live" destination counselor. Proper scheduling and accurate forecasting are practiced to ensure this goal is met. The scheduling of staff is based upon receiving reliable historical call volume data and accurate media schedules from VSI's destination marketing partners.

      AT&T serves as VSI's long distance carrier. Presently, calls are received from the United States, Canada and 21 other countries. VSI clients have toll-free phone access in eleven (11) European countries, and upon request, VSI will obtain toll-free numbers from countries throughout the world. AT&T is the premier global provider of information resources from the next generation technologies of network computing, wireless communications, multimedia messaging, visual communications, and voice and audio processing to the pure research of Bell labs.

Under this umbrella, the AT&T Worldwide Intelligent Network delivers the only real-time information routing available in the world. Each of the more than 100 million calls per day is quality verified as it is completed via an incredible 140 separate routes available to every location. The AT&T Network further incorporates that power into a comprehensive self-healing architecture that couples the restoration technologies of FASTAR and RAPID with a ring optic topology that is engineered with 100% protection overhead.

      VSI is currently completing the integration of its sophisticated Interactive Voice Response (IVR) system into the existing ACD data processing environment. Through the IVR system, callers will be afforded their choice for routine inquiries to be handled by the automated system, or by a "live" Destination Counselor. In addition to handling overflow for the existing call center operation, the IVR system will support automatic ACD "time-in queue" announcements, fax confirmation/fax-on-demand and TDD prompts and messages. When used in conjunction with Resume Routing, a system which allows the caller to automatically advance to the most qualified destination counselor identified for that particular caller, the IVR system provides unparalleled levels of customer service. Most importantly, the IVR data will prove invaluable as call-flow volumes increase, reporting requirements become more sophisticated, and the need to automatically forecast call volume becomes critical in determining the destination marketing strategies.

      Management intends to link VSI's reservations system software to the world-wide travel agency networks, known as CRS's (computerized reservations systems) to generate additional revenue. Such a link would allow any travel agent serviced by the CRS to seek information concerning CVB participating properties and to book reservations for their clients at any participating CVB property in the VSI system. Such bookings that would be booked as "tour products" are typically booked through travel agency CRS's, except that the data source is the VSI system. However, VSI does not have an agreement to link its system with any of the travel agency CRS's, and VSI can give no assurances that any such agreement could be negotiated on terms that would be satisfactory to VSI, if at all.

      Trademark

      VSI applied for federal registration of the trademark "Visitors Services, Inc. - VSI" which application was approved on February 27, 1996. No assurances can be given that such trademark will enhance VSI's rights to use such trademark and stop others from infringing upon such trademark.

      Employees

      As of the date hereof, the Registrant and its subsidiary, VSI, currently employ 109 individuals, of which 98 are full time employees.

      Competition

      Companies with greater financial resources and experience could acquire or develop the necessary reservations software and then obtain contracts with one or more CVB's and enter into direct competition with the Company. Furthermore, the Company faces competition from those that are now booking accommodations, including, but not limited to: the hotels, inns, and condominium and apartment owners themselves and their appointed sales agents; as well as travel agents and tour operators who book accommodations directly and not through the CVB's 800 number. The Company's objective is not to book all (or even most of) the available hotel or other rooms in the area served by the CVB, but rather to act as a centralized reservations service for excess room inventory that might not otherwise be booked. For the Company to succeed, it must book a sufficient number of these rooms to cover its cost of operations. No assurances can be given that the Company's operations will be profitable and that the Company will be able to successfully compete in its operations.

Item 2.  Description of Property.

      Prior to July 1, 1993, VSI had nominal space requirements. From July 1, 1993 to December 31, 1993, VSI's operations was housed at a cost of $1,500 per month in unoccupied space that VSI has been subleasing from Phoenix. Per a Sublease Agreement made and entered into as of January 1, 1994 by and between Phoenix and VSI, Phoenix subleased 3,300 square feet of its Premises to VSI from January 1, 1994 through November 22, 1995 at a cost of $4,400 per month. On July 13, 1995, VSI entered into a Lease Agreement with City Center Associates, Ltd.

(the "Landlord") to lease 16,552 square feet of commercial office space located on the tenth floor of the City Center at an approximate monthly cost of $20,000. VSI moved its reservation center into the new location on August 25, 1995 and moved its administrative offices into the new location on November 22, 1995. VSI shall be fully liable under all terms and conditions of the Lease. A Guaranty of Lease was executed by Robert P. Gordon, Chairman, Director and a controlling shareholder of the Registrant.

Item 3.  Legal Proceedings.

      There are no pending legal proceedings, and the Registrant is not aware of any threatened legal proceedings to which the Registrant is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

      On October 2, 1996, the Registrant, formerly known as Dynasty Capital Corporation, filed Articles of Amendment with the Secretary of State of Florida to change its name to Visitors Services International Corp. The name change was adopted on October 1, 1996, by resolution of the Board of Directors of the Registrant and the written consent of the stockholders, in accordance with
Section 607.0704, Florida Statutes, representing a sufficient number of votes necessary to approve the amendment to the Articles of Incorporation. Under Florida law, stockholders representing a sufficient number of votes necessary to approve any given matter requiring stockholder approval may act by written consent without a meeting of stockholders and without requiring that the matter be submitted to a vote of all security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) Market Information. The Registrant completed a public offering of its Common Stock on June 8, 1987. Since the Company's inception in 1987 through May 17, 1995, there had been no publicly traded market for the Company's Common Stock in the Over-The-Counter market or otherwise. On May 18, 1995, the Company's shares were listed on the OTC Electronic Bulletin Board System with no reported quote. Since September 27, 1996, Management believes there has been only limited trading in the Company's Common Stock. There is no assurance that the Common Shares will continue to be listed or that any liquidity exists for the Company's shareholders.

      (b) Holders. As of December 31, 1996, the number of record holders of the Registrant's Common Stock is 53. This does not reflect the 82 shareholders of VSI who are in the process of accepting the Exchange Offer to convert their shares of VSI into VSIC, nor does this number include shareholders who hold their accounts at broker/dealers.

      (c) Dividends. Holders of Common Stock are entitled to receive such dividend as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial conditions and other relevant factors.

      (d) Recent Sales of Unregistered Securities.

      On September 26, 1996, Registrant executed an Agreement and Plan of Reorganization ("Agreement") with Visitors Services, Inc. ("VSI"), and certain Stockholders of VSI, pursuant to which a minimum of 80% of the issued and outstanding shares of VSI were to be exchanged on a one share for one share basis for shares of restricted stock of the Registrant. Pursuant to the Agreement, the Registrant issued a total 15,220,295 shares of common stock of the Registrant to the following persons in exchange for their controlling interest (over 80%) in VSI: Robert P. Gordon, 11,585,472 shares; Elizabeth Gordon (wife of Robert P. Gordon), 1,409,857 shares; Mr. and Mrs. Gordon, jointly, 48,750 shares; Harvest International of America, Inc. (a corporation controlled by Robert P. Gordon), 362,010 shares; and James F. Gordon (brother of Robert P. Gordon). The "Exchange Offer" has been extended to the remaining shareholders of VSI, who have, as extended, until January 20, 1996, to accept the offer. The Registrant expects that an additional 4,226,352 shares of restricted common stock will be issued pursuant to the exchange offer, for a total of 19,446,647 shares being issued pursuant to the transaction. No underwriters were used and no commissions were paid. The Registrant believes that this transaction is exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933 (the "Act"). The transaction was reported on Form 8-K dated September 30, 1996.

      In October of 1996, the Registrant raised $843,750.75 in cash through a private placement of its common stock. The Registrant sold 1,124,999 shares of common stock, par value $.0001 per share, at a cash purchase price of $0.75 per share. Stephen G. McLean, an Officer of both the Registrant and VSI and a Director of the Registrant, purchased 33,333 shares; Paul W. Henry, an Officer and Director of the Registrant and a Director of VSI, purchased 50,000 shares, which includes 15,000 shares in the name of his minor son; the R.P. Gordon Children Family Trust, a trust benefiting the minor children of Robert P. Gordon (Mr. Gordon has no control over and disclaims any interest in the trust, beneficial of otherwise) purchased 333,333 shares; Robert J Conrads, a Director of VSI, purchased 400,000 shares; Michael Gordon, brother of Robert P. Gordon, purchased 33,333 shares; Samuel Jacobs, an Officer of VSI, purchased 33,333 shares; Russell R. Uhlmann, Jr., an Officer of VSI, purchased 33,333 shares. 1,814,206 shares; and the balance of 208,334 shares were purchased by four other persons. No underwriters were used and no commissions were paid. All purchasers are accredited investors, and the Registrant believes that this private placement is exempt from registration pursuant to Sections 4(2) and/or 4(6) of the Securities Act of 1933 (the "Act"). All shares are restricted securities under the Act.

Prior to the Reorganization, the Registrant's subsidiary, VSI raised cash of $1,050,000 through a private placement of 700,000 shares of VSI stock (equivalent to $1.50 per share) between January 24, 1996 and July 15, 1996. VSI, raised cash of $1,200,000 through a private placement of 1,200,000 shares of VSI common stock (equivalent to $1.00 per share) between January 26, 1995 and June 26, 1995. Both private placements were made by VSI in reliance on Section 4(2) and/or Rule 506 of the Act. All shares of common stock of VSI have been or are expected to be converted into shares of restricted common stock of the Registrant pursuant to the Reorganization with the Registrant and the terms of the Exchange Offer.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      As of September 30, 1996, planned principal operations of the Company have commenced, although VSI has received limited revenues. The financial statements of the Company have been prepared on a consolidated basis to reflect the acquisition of VSI.

      Total revenues for the fiscal year ended September 30, 1996, were $791,949, a 43% increase over revenues of $341,572 for fiscal 1995. However, operating expenses for fiscal 1996 were $4,565,094, a 278% increase over operating expenses of $1,642,865 for fiscal 1995. In fiscal 1996, there was an increase in most expense categories, in particular salaries and payroll taxes, contract services and telephone expenses, driven primarily by additional personnel and associated overhead costs necessary to support the overall growth of the Company's operations.

      For fiscal 1996, the Company sustained a net loss of approximately $3,859,117, compared to a net loss of $1,301,293 for fiscal 1995. The increase in net loss is primarily attributable to the large increase in operating expenses in fiscal 1996 as compared to fiscal 1995, although offset by the increase in revenues in fiscal 1996 as compared to fiscal 1995. These losses are expected to continue for a presently undetermined time.

      Sales and Revenues

      The Company's sales and revenues are derived from VSI. VSI has derived revenues generally from (1) per call fee for visitor guide requests and informational calls, (2) booking fees paid by the hotel or lodging properties for each booked and used reservation provided by VSI, (3) transaction fees between $1.00 to $2.50 per ticket sold for the Arts, Attractions, Events or Sport Teams for which tickets are sold by VSI, (4) subscription fees charged to the properties and for information services to attractions and events.

      Limited Working Capital; Financial Instability

      As of September 30, 1996, the Company had a negative stockholders' equity of $184,079, an accumulated deficit of $5,861,742, and a working capital deficit of $1,406,262.

      Various factors affecting the Company's operations raise doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company is dependent upon sufficient cash flow from operations to meet its short-term and long term liquidity needs. The Company may require additional financing. In this event, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

      Certain Financing Transactions

      In October of 1996, the Registrant raised $843,750.75 through a private placement of its common stock. The Registrant sold 1,124,999 shares of common stock, par value $.0001 per share, at a cash purchase price of $0.75 per share.

      Prior to being acquired by the Registrant in September of 1996, VSI engaged in a private placement of its common stock and raised $1,050,000 between January 24, 1996 and July 15, 1996. A total of 700,000 shares of common stock of VSI were issued as a result such offering. Such shares of common stock have been or are expected to be converted into restricted shares of common stock of the Registrant pursuant to the Reorganization with VSIC and the terms of the Exchange Offer.

Item 7. Financial Statements and Supplementary Data.

      The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      As a result of the transaction reported in the Registrant's Form 8-K dated September 30, 1996, and the resulting change in control of the Registrant, the Registrant's former principal independent accountant, Larry Legel, CPA, was dismissed on October 17, 1996. The new principal independent accountant is Schumacher & Associates, Inc.

      The former accountant's report on the financial statements for either of the past two fiscal years, contained a "going concern" qualification, but did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      The replacement of Larry Legel, CPA, was approved by the Board of directors of the Registrant on October 17, 1996.

      There were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The firm of Schumacher & Associates, Inc., was engaged as the new certifying accountants on October 17, 1996.

      There were no consultations within the purview of Rule 304(a)(iv) of Regulation S-B with the new accounting firm of Schumacher & Associates, Inc.

      Letters addressed to the Securities and Exchange Commission from both the former accountant and the new accountant stating their agreement with the disclosures were included as exhibits on the Form 8-K dated October 17, 1996.

                      VISITORS SERVICES INTERNATIONAL CORP.


                        CONSOLIDATED FINANCIAL STATEMENTS


                               September 30, 1996
                               September 30, 1995


                                       F1

                                    Contents

                                                                                    Pages
                                                                                    -----
      Reports of Independent Certified Public Accountants                          F3, F4

      Consolidated Financial Statements:

            Consolidated Balance Sheet                                               F5

            Consolidated Statements of Operations                                    F6

            Consolidated Statements of Cash Flows                                    F7

            Consolidated Statement of Changes in Stockholders' Equity (Deficit)      F8

            Notes to Consolidated Financial Statements                               F9


                                       F2

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders of
Visitors Services International Corp.


We have audited the accompanying consolidated balance sheet of Visitors Services International Corp. as of September 30, 1996, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visitors Services International Corp. as of September 30, 1996, and the results of its operations, its changes in stockholders' equity (deficit) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations. This condition raises substantial doubt about the ability of the Company to continue as a going concern, however, as discussed in Note 7, certain stockholders have continued to provide working capital for the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Schumacher & Associates, Inc.
Certified Public Accountants
12835 East Arapahoe Road, T-II, #110
Englewood, CO 80112

December 16, 1996


                                       F3

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders of
Visitors Services International Corp.


We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of Visitors Services International Corp. for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations, changes in stockholders' equity and cash flows of Visitors Services International Corp. for the year ended September 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations. This condition raises substantial doubt about the ability of the Company to continue as a going concern, however, as discussed in Note 7, certain stockholders have continued to provide working capital for the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Joseph F. Morgan
Certified Public Accountant
P.O. Box 489
400 North Main Street
Manahawkin, NJ 08050

January 24, 1996


                                       F4

                      Visitors Services International Corp.
                           Consolidated Balance Sheet
                               September 30, 1996

                                     ASSETS

Current assets:
   Cash                                                           $    51,546
   Cash, restricted (Note 2)                                          150,000
   Accounts receivable, net of allowance for
     doubtful accounts of $43,233                                     266,494
   Other Current Assets                                                89,122
                                                                  -----------
      Total current assets                                            557,162

Investment in related party (Note 6)                                  357,052
Equipment, net of accumulated depreciation of
   $303,067 (Note 5)                                                1,219,592
Other assets                                                           27,155
                                                                  -----------
            Total assets                                          $ 2,160,961
                                                                  ===========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses (Note 10)                $ 1,154,272
   Loans payable, stockholders (Note 7)                               412,659
   Accrued interest payable, stockholders (Note 7)                     69,639
   Accrued payroll and taxes                                          123,718
   Capital leases payable, current portion (Note 4)                    55,934
   Notes payable, current portion (Note 9)                            147,202
                                                                  -----------
            Total current liabilities                               1,963,424

Notes payable, net of current portion (Note 9)                        324,730
Capital leases payable, net of current portion
  (Note 4)                                                             56,886
                                                                  -----------
            Total liabilities                                       2,345,040
                                                                  -----------
Commitments and Contingencies (Notes 1,2,3,4,7,9,10,11 and 12)             --

Stockholders' (deficit):
   Preferred stock, $.001 par value
       10,000,000 shares authorized
       None issued and outstanding (Note 8)                                --
   Common stock, $.0001 par value,
      100,000,000 shares authorized,
      15,970,388 shares issued and outstanding                          1,597
   Additional paid-in capital                                       5,676,066
   Accumulated (deficit)                                           (5,861,742)
                                                                  -----------
        Total stockholders' (deficit)                                (184,079)
                                                                  -----------
        Total liabilities and stockholders' (deficit)             $ 2,160,961
                                                                  ===========

    The accompanying notes are an integral part of the Financial Statements.


                                      F5

                      Visitors Services International Corp.
                      Consolidated Statements of Operations



                                         Years ended September 30,
                                            1996             1995
                                       ------------     ------------
Total Revenues                         $    791,949     $    341,572
                                       ------------     ------------
Operating Expenses:

      Salaries                            1,996,450          665,464
      Payroll taxes                         231,219           74,735
      Insurance                             115,016           61,340
      Contract services                     435,111          170,322
      Rent                                  145,040           56,550
      Utilities                               7,536           12,346
      Telephone                             534,757           72,921
      Repairs and maintenance                 2,781            5,177
      Office supplies and expense            42,062           35,943
      Computer repairs and supplies          20,196            2,959
      Postage and delivery                   34,575            9,164
      Equipment rental                       11,253            6,689
      Legal and accounting                  140,872          104,527
      Travel and entertainment              330,752          148,784
      Licenses, fees and permits             30,828           25,189
      Advertising and promotion              87,023           55,591
      Depreciation                          192,836           66,855
      Other expenses                        206,787           68,309
                                       ------------     ------------
      Total operating expenses            4,565,094        1,642,865
                                       ------------     ------------
Net (loss) from operations               (3,773,145)      (1,301,293)

Other income (expenses):
       Interest income                        7,796               --
       Interest (expense)                   (93,768)              --
                                       ------------     ------------

Net (loss)                             $ (3,859,117)    $ (1,301,293)
                                       ============     ============
Net (loss) per share                   $       (.22)    $       (.09)
                                       ============     ============
Weighted Average Shares Outstanding      17,673,901       13,801,450
                                       ============     ============

    The accompanying notes are an integral part of the Financial Statements.


                                         F6

                      Visitors Services International Corp.

                      Consolidated Statements of Cash Flows

                                                                           Years ended September 30,
                                                                              1996            1995
                                                                          -----------     -----------
Cash flows from operating activities:

   Net (loss)                                                             $(3,859,117)    $(1,301,293)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
       (Increase) in accounts receivable                                     (179,392)        (72,136)
       Decrease in other receivables                                               --         431,762
       Depreciation expense                                                   192,836          66,885
       Increase in accounts payable and accrued expenses                      992,856         145,731
       Increase (decrease) in accrued payroll
          and taxes                                                            93,685         (25,266)
       Increase (decrease) in accrued interest to stockholder                  69,639          (5,327)
       Stock issued for services                                               78,000              --
       Other                                                                 (111,032)          6,405
                                                                          -----------     -----------
            Net cash (used in)
               operating activities                                        (2,722,525)       (753,239)
                                                                          -----------     -----------
Cash flows from investing activities:
   (Acquisition) of equipment                                                (885,619)       (510,451)
   (Investment in) related party                                                   --        (357,052)
                                                                          -----------     -----------
            Net cash (used in)
               investing activities                                          (885,619)       (867,503)
                                                                          -----------     -----------
Cash flows from financing activities:
   Proceeds from (repayment of)
      leases payable                                                          (46,624)         63,442
   Cash proceeds from (repayment of) loans from stockholders                  (48,915)        461,576
   Issuance of common stock                                                 3,277,373       1,250,000
   Proceeds from notes payable                                                485,196              --
   Repayment of notes payable                                                 (13,264)             --
                                                                          -----------     -----------
            Net cash provided by
               financing activities                                         3,653,766       1,775,018
                                                                          -----------     -----------
Increase in cash                                                               45,622         154,276
Cash, beginning of period                                                     155,744           1,468
                                                                          -----------     -----------
Cash, end of period                                                       $   201,366     $   155,744
                                                                          ===========     ===========
Interest paid                                                             $    21,066     $        --
                                                                          ===========     ===========
Income taxes paid                                                         $        --     $        --
                                                                          ===========     ===========

    The accompanying notes are an integral part of the Financial Statements.


                                       F7

                      Visitors Services International Corp.
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)

               From September 30, 1994 through September 30, 1996

                                           Common Stock         Additional
                                                                 Paid-in       Accumulated
                                     Shares         Amount       Capital         Deficit          Total
                                   -----------     -------     -----------     -----------     -----------
Balance, September 30, 1994         14,176,694     $ 1,418     $ 1,070,872     $  (701,332)    $   370,958

Issuance of common stock             1,331,250         133       1,249,867              --       1,250,000

Net (loss)                                  --          --              --      (1,301,293)     (1,301,293)
                                   -----------     -------     -----------     -----------     -----------
Balance, September 30, 1995         15,507,944       1,551       2,320,739      (2,002,625)        319,665

Shares earned by director, not          83,070           8          77,992              --          78,000
issued as of September 30, 1996
(Note 7)

Issuance of common stock             3,498,750         350       3,277,023              --       3,277,373
(Note 7)

Reorganization (Note 1)                750,093          75             (75)             --              --

Minority interests shares not       (3,869,469)       (387)            387              --              --
exchanged as of September 30,
1996 (Note 1)

Net (loss)                                  --          --              --      (3,859,117)     (3,859,117)
                                   -----------     -------     -----------     -----------     -----------
Balance, September 30, 1996         15,970,388     $ 1,597     $ 5,676,066     $(5,861,742)    $  (184,079)
                                   ===========     =======     ===========     ===========     ===========

    The accompanying notes are an integral part of the Financial Statements.


                                       F8

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995



(1)   Organization and Operations:

      Visitors Services International Corp. (VSIC), formerly Dynasty Capital Corporation (Dynasty), was formed under the laws of the State of Florida on October 1, 1986. Effective September 30, 1996 VSIC issued 15,220,295 shares of its common stock for approximately 80% of the issued and outstanding common stock of Visitors Services, Inc. (VSI). This transaction was accounted for as a reverse acquisition since the former controlling shareholders of VSI control VSIC after the business combination. Prior to the transaction VSIC was an inactive public shell corporation with no net assets. Dynasty had 750,093 shares of common stock outstanding prior to the business combination. Since Dynasty had no net monetary assets at the time of the business combination, par value of these shares was transferred from additional paid-in capital to common stock. Subsequent to September 30, 1996 approximately 72% of the 20% minority shareholders of VSI have exchanged their shares of VSI for VSIC. Management believes that all VSI shareholders will eventually exchange their shares for VSIC.

      VSI was formed under the laws of the State of Florida in November 1992 to provide automated reservations and information services specifically designed to support the special needs of convention and visitors bureaus and other organizations.

(2)   Summary of Significant Accounting Policies

      (a)   Concentration of Credit Risk

            Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company grants credit to various business and entities, in the U.S.A. The Company does not require collateral for its accounts receivable. The Company maintains its cash balance in one financial institution located in Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1996, the Company's uninsured cash balances total approximately $100,000.


                                       F9

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995


(2)   Summary of Significant Accounting Policies, Continued

      (b)   Income Tax

            The Company has net operating loss carryovers totaling approximately $5,800,000 at September 30, 1996 which expire in various years through 2011. The Company has deferred tax assets of approximately $1,150,000 at September 30, 1996 related to loss carryovers but due to the uncertainty of the Company's ability to utilize these carryovers, a valuation allowance of the total $1,150,000 has been provided. Therefore, as of September 30, 1996 the Company's financial statements do not include any provision for deferred tax assets. A change in ownership of more than 50% of the Company could reduce or eliminate the Company's ability to utilize these loss carryovers.

      (c) Equipment - Equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years.

      (d)   Per Share Information

            The per share information is computed based upon the weighted average shares outstanding. The weighted average shares for the year ended September 30, 1996 includes the minority interest shares expected to be exchanged for stock of the Company.

      (e)   Use of Estimates in the Preparation of Financial Statements

            Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant assumptions in the accompanying financial statements relate to the Company's ability to continue as a going concern as described in note 3 and estimated useful lives of equipment as disclosed in note 2(c). The ultimate resolution of the reasonableness of the related assumptions cannot presently be determined. Actual results could differ from the Company's estimates.


                                       F10

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995


(2)   Summary of Significant Accounting Policies, Continued

      (f)   Bad Debts

            An allowance for uncollectible accounts has been provided based on the Company's past collection history.

      (g)   Advertising and Promotion Costs

            Advertising and promotion costs are expensed as incurred.

      (h)   Geographic Area of Operations

            The Company provides services to customers in the U.S.A. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in one area and in one industry, this concentration of operations results in an associated risk and uncertainty.

      (i)   Stock Split

            Effective January 16, 1996 the Company effected a 1.065 to 1 forward stock split. All shares and per share amounts referred to have been adjusted retroactively.

      (j)   Restricted Cash

            Included in cash on September 30, 1996 is $150,000 being held in a separate certificate of deposit as collateral for notes payable.

(3)   Basis of Presentation - Going Concern

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses since its inception. Management is attempting to raise additional capital and has, subsequent to September 30, 1996, issued 1,625,000 shares of restricted common stock with cash proceeds to the company of $1,218,750.


                                       F11

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995


(3)   Basis of Presentation - Going Concern, Continued

      In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)   Lease Commitments

      The Company entered into an operating lease agreement for its office facilities beginning in September, 1995 for a term of seven years.

      Minimum future rental payments under operating leases with terms greater than one year are summarized as follows:

           Year ending September 30
                  1997                                $  231,728
                  1998                                $  240,004
                  1999                                $  248,280
                  2000                                $  256,556
                  2001                                $  264,832
                  2002                                $  273,108

      The Company entered into a capital finance lease agreement covering its telephone equipment. Under the terms of the agreement which commenced in September, 1995 the Company is making aggregate lease payments over a three year period of $185,196, which includes deferred interest of approximately $27,000. The Company made a down payment of approximately $82,000 at the beginning of the lease period. At the end of the lease period, the equipment will be owned by the Company for a nominal charge of $1.00. The Company has accounted for this transaction as a capital lease. At September 30, 1996 the Company's financial statements included equipment leased through capital leases in the amount of approximately $240,000 with accumulated depreciation of approximately $98,800.


                                       F12

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995


(4)   Lease Commitments, Continued

      Total future minimum lease payments under this capital lease are summarized as follows:

      Years ending September 30,

                  1997                                $ 64,903
                  1998                                  59,494
                                                      --------
                              Total                    124,397

      Amount representing interest                      11,577
                                                      --------
      Net after interest reduction                     112,820

      Current portion                                  (55,934)
                                                      --------
      Non current portion                             $ 56,886
                                                      ========

(5)   Equipment

      The Company's equipment as of September 30, 1996 is summarized as follows:

            Furniture and fixtures                             $  392,000
            Telephone equipment                                   760,152
            Computer equipment                                    362,229
            Leasehold improvements                                  8,278
                                                               ----------
                                                                1,522,659
            Accumulated depreciation                             (303,067)
                                                               ----------
                                                               $1,219,592
                                                               ==========


                                       F13

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995


(6)   Investment in Related Party

      The Company is the record owner of 714,104 restricted shares of Phoenix Information Systems Corp. (Phoenix), a related party. These shares represent less than 2% of the issued and outstanding common stock of Phoenix. The Company's controlling stockholders are affiliated with Phoenix, a publicly held company based in St. Petersburg, Florida. As further discussed in Note 7, the Company received these shares in conjunction with the settlement of obligations from the related entity. The closing market price for free trading shares of Phoenix was $1,316,629 on September 30, 1996 with a volume of 62,500 shares traded on that day. These shares were restricted under Rule 144 as of September 30, 1996 and became saleable December 3, 1996. The sale of these shares is further restricted due to the related party relationship. The shares are carried at a cost of $357,952 rather than market due to these restrictions.

(7)   Related Party Transactions

      The Company subleased office space from Phoenix from July, 1993 through November, 1995. The Company paid Phoenix $1,500 per month from July, 1993 through December, 1993 and paid Phoenix $4,400 per month from January, 1994 through November, 1995. The Company then entered into a lease for office space effective in November, 1995 with an unrelated party as described in note 4 above.

      Phoenix has a hotel reservation system, known as Phoenix Hotel, which forms the basis for the Company's software that it uses to serve its customers. In July, 1993 and later updated in January, 1995, the Company entered into a software license and maintenance agreement with Phoenix, whereby the Company has the right to use the Phoenix Hotel software to support the booking and information needs of its customers. Under the terms of the agreement, the Company pays Phoenix a monthly licensing fee of $2000 and 50% of this fee credits toward a fully paid license fee of $100,000. After these credits total $100,000, the Company will receive a fully paid and non-assessable license to the software. At any time, the Company may achieve a fully paid status by paying the difference between $100,000 and the credits applied. As of September 30, 1996 the difference was approximately $73,000. Phoenix has agreed to maintain the system and has agreed to make available a copy of any upgrade of the system to the Company. All license fees paid by the Company to Phoenix have been expensed in the accompanying financial statements.


                                       F14

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995


(7)   Related Party Transactions, Continued

      On July 14, 1993, two officers of the Company each purchased subscriptions for 426,000 shares of common stock for $.0001 per share. The subscription agreements state that the subscribed stock is to be earned evenly over a 36 month period and the officers rights to the shares would be forfeited if the officers cease to provide services to the Company during that 36 month period. In addition, at the same time subscriptions to 117,150 shares of common stock were also issued to outside parties for $.0001 per share. Since shares were issued to outside parties for the same price per share, no compensation expense was recorded in this transaction

      Various related parties have made loans to the Company which are repayable to them on demand. These loans have been used to pay for general operating expenses of the Company as well as loans to related parties as described below.

      In November 1994, Phoenix's Board of Directors approved converting certain of Phoenix's existing debt owed to the Company into Phoenix common stock. The Board of Directors authorized the conversion of $557,052 of principal amount of non-interest bearing loans due the Company into 1,114,104 shares of the common stock of Phoenix from the authorized but unissued stock of Phoenix. Between December 15, 1994 and January 24, 1995, a Company shareholder made loans to the Company of approximately $212,000 for expansion and operating capital. On January 24, 1995, the Company's Board approved the exchange of 400,000 shares of Phoenix stock owned by the Company with the shareholder for forgiving $200,000 of the indebtedness.

      Between January 26, 1995 and June 26, 1995, the Company raised $1,200,000 through a confidential private placement memorandum dated January 26, 1995. The Company successfully raised the maximum amount of $1,200,000 at the price of $25,000 per Unit, each Unit consisting of 26,625 shares of the Company at approximately $.94 per share. A total of 1,278,000 shares were issued as a result of this offering.


                                       F15

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995


(7)   Related Party Transactions, Continued

      The stockholders of the Company have made various demand loans to the Company for expansion and operating capital. During the year ended September 30, 1996 the stockholders converted $2,250,000 into 2,798,750 shares of the common stock of the Company.

      As of September 30, 1996 loans payable to stockholders totaled $412,659 plus accrued interest of $69,639. The loans from stockholders were non-interest bearing through September 30, 1995 but accrued interest at 11% per annum effective October 1, 1995. The loans were payable on demand and were uncollateralized. Subsequent to September 30, 1996 $329,965 of the loans payable were forgiven in exchange for 439,953 shares of the Company restricted common stock.

      The Company has an aggregate of 2,983,428 options outstanding to various employees, officers and related parties at purchase prices ranging from $.94 to $1.50 per share. While some of these options are fully vested, the majority of options vest over periods of up to three years. These options expire at various dates through 2001. The Company also agreed to issue 230,040 shares of restricted common stock to a Board member. These shares are for services being rendered as a Director to the Company and vest over three years. As of September 30, 1996, 83,070 of these shares have been earned and recorded as stock issued for services in the amount of $78,000. The above referenced securities are restricted securities under the Securities Act of 1933, as amended. The options outstanding relate to VSI shares but the Company intends to convert them to VSIC shares.

(8)   Preferred Stock

      The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $.001 each. The preferred stock may be issued in a series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution.


                                       F16

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995


(9)   Notes Payable

      Notes payable to a bank are summarized as follows:

            Collateralized by a certificate of deposit
               in the amount of $150,000, interest rate of
               8.75% per annum, monthly payments of
               $4,761, final payment due in August, 1999             $  146,369

            Collateralized by certain furniture and
               equipment, interest rate of 9.75% per
               annum, monthly payments of $10,777,
               final payment due in August, 1999                        325,563
                                                                     ----------
                                                                     $  471,932
                                                                     ==========

      The notes payable are personally guaranteed by a stockholder of the Company.

      Maturities of the notes payable are summarized as follows:

            Years ending September 30:
                  1997                                $147,202
                  1998                                 162,014
                  1999                                 162,716
                                                      --------
                              Total                   $471,932
                                                      ========

(10)  Severence Pay Commitments

      The Company has entered into various contracts for services, ranging in terms from two to four years, as of September 30, 1996 which provide for continued payment if the person is terminated prior to the end of the contract period. Total commitments for severence on these contracts amount to approximately $540,000. One of the individual's services have been terminated resulting in a $5000 per month severence payment requirement for a twelve month period. Accrued expenses as of September 30, 1996 include $60,000 related to this severence requirement. A contingent liability exists with respect to severence pay requirements under the terms of the agreements.


                                       F17

                      VISITORS SERVICES INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and September 30, 1995


(11)  Travel Services Agreement

      Effective August 8, 1996 the Company entered into an agreement whereby the Company has been designated as the official travel partner of 1998 World Masters Games (Games). The Company has agreed to pay $500,000 for this designation as well as agreed to provide up to thirteen automobiles for use at the Games. Fees and commissions earned by the Company up to $500,000 shall belong totally to the Company with the excess over $500,000 subject to revenue sharing provisions with the other party to the agreement.

(12)  Subsequent Events

      Subsequent to September 30, 1996 the Company has issued approximately 1,800,000 shares of its common stock to various parties for services valued at $116,250 and cash of approximately $1,218,750. Accounts payable and accrued expenses include a liability for legal fees of $93,750 which were paid by issuance of 125,000 of the shares described above.

      The Company has subsequent to September 30, 1996 signed various letters of intent related to possible business acquisitions. These potential acquisitions include various commitments by the Company but are subject to various contingencies.


                                       F18

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Directors and Executive Officers of Registrant. The Registrant has a Board of Directors (the "Board") which is comprised of three members. Each director holds office until the next annual meeting of Shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of the Registrant and their respective age and position are as follows:

                                                                            Director of
Name                Age    Position with Registrant                      Registrant Since
-----------------------------------------------------------------------------------------
Robert P. Gordon     46    Chairman, Chief Financial Officer, Director    September 1996
Stephen G. McLean    43    Chief Executive Officer, Director              September 1996
Paul W. Henry        49    Secretary, Treasurer, Director                 September 1996

      Directors and Executive Officers of VSI. The Registrant's subsidiary, VSI, has a Board of Directors (the "Board") which is comprised of seven members. Each director holds office until the next annual meeting of Shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of VSI and their respective age and position are as follows:

                                                                               Director of
Name                      Age    Position with VSI                              VSI Since
-------------------------------------------------------------------------------------------
Robert P. Gordon           46    Chairman, Director                           November 1992
Stephen G. McLean          43    Chief Executive Officer                            N/A
Paul W. Henry              49    Director                                       March 1996
Joseph P. Avila            55    Secretary, Treasurer, Director               November 1992
Leo O. Parisi              58    Vice President, Director                     November 1992
Robert Schaedel            51    Director                                     November 1992
James F. Gordon            54    Director                                     September 1994
Robert J. Conrads          50    Director                                       March 1996
Samuel C. Jacobs           41    Vice President - Technology & Information          N/A
                                 Systems
Russell R. Uhlmann, Jr.    42    Vice President - Business Development              N/A

      ROBERT P. GORDON, has served as the Chairman, Chief Executive Officer, President and a Director of the Registrant since September 26, 1996. Mr. Gordon founded Visitors Services, Inc. in 1992 to meet the demanding requirements of the domestic tourism industry. As founder and chairman of Phoenix Information Systems Corporation, a firm that invested ten years and several million dollars to develop an airline and hotel reservation system for international markets, Mr. Gordon recognized that Phoenix's sophisticated automated destination system software could be programmed to exceed the specifications of any domestic or international hospitality and tourism marketing program. Mr. Gordon's extensive tourism background encompasses chairman and director positions within major international corporations, including Harvest International of America, Inc., a company engaged in global tourism and trade development in Southeast Asia. Mr. Gordon has a BA in Philosophy and Biology from New York University, where he also did his graduate studies.

      STEPHEN G. MCLEAN, has served as Executive Vice President, Chief Operating Officer and a Director of the Registrant since September 26, 1996. Mr. McLean joined VSI in early 1996 as Chief Executive Officer. Previously, he was Corporate Vice President - Worldwide Marketing for Indigo NV, an innovative, high-technology printing and marketing communications company. At Indigo, Mr. McLean was responsible for the domestic and foreign marketing strategy of one of the fastest growing publicly traded companies in the United States. Mr. McLean was also instrumental in formulating the successful launch strategy for the E-Print 1000, the world's first digital offset printing press. Prior to joining Indigo, Mr. McLean held various executive positions at Scitex America

Corporation, including Vice President - Strategic Planning, Vice President - Marketing and Vice President - National Division. Under Mr. McLean's direction, Scitex's National Division grew from start-up to $80 million in revenues in two years through developing previously unpenetrated markets in the printing and publishing industry. Mr. McLean holds B.S. and J.D. degrees from Suffolk University in Boston as well as an MBA from Northeastern University.

      PAUL W. HENRY, has served as Secretary, Treasurer and a Director of the Registrant since September 26, 1996. Mr. Henry joined VSI as a Director on March 1, 1996. Mr. Henry has been Secretary and a Director of Phoenix Information Systems Corp and Phoenix Systems Group, Inc. since April 1992. During the past ten years, Mr. Henry has been an independent financial consultant. From 1991 to 1992, he was retained by Essex Investment Management Company, an institutional money management firm. From 1988 to 1991, Mr. Henry was retained by the Caithness Corporation, a natural resources development company. From 1988 to 1989 he was an advisor to Veronex Resources, an international oil and gas exploration company. From 1987 to 1989, Mr. Henry served as a consultant to Harvest.

      JOSEPH P. AVILA, has served as Vice President of Sales for Phoenix Systems Group, Inc. since June 1992 and a Director and Secretary of VSI since November 1992. During 1990 to June 1, 1992, Mr. Avila was Director of Sales for World Comnet, Inc. where he was responsible for establishing, training and managing a national sales force of 15 regional sales managers. He developed a marketing strategy for three travel industry data bases and conducted the negotiations with major domestic and international airline computer systems. From 1986 to 1990, he served as an independent consultant to the travel industry. From 1982 to 1986, Mr. Avila was Vice President of FirstWorld Travel Corp. where he was responsible for marketing, operations, and travel industry relations of FirstWorld Travel Agencies in the United States. From 1976 to 1982, Mr. Avila was owner of Del mar Tours, a wholesale/retail tour operator, specializing in ski tours for the western United States.

      LEO O. PARISI, has served as Vice President of Operations for Phoenix Systems Group, Inc. since November 1991 and a Director and Vice President of VSI since November 1992. During 1991, Mr. Parisi served as an independent consultant to the travel industry. During 1990, Mr. Parisi has served as a Director of Operations for World Comnet where he was responsible for network management, software and system development, customer services and operations. From 1988 to 1990, he was Senior Director, Application Department, for System One where he was responsible for all software development, project management and support of airline reservations for 15 airlines, flight planning for 75 airlines and critical operational systems for Continental Airlines. From 1969 to 1988, he was Vice President, Application Department, of Trans World Airlines/Pars, where he was responsible for all software development in support of travel agency functionality, airline reservations and critical operational systems. His responsibilities included emphasis on development of highly reliable applications for a worldwide system utilizing a network with 47,000 on-line terminals.

      ROBERT SCHAEDEL, has served as a Director of VSI since November 1992 and has served as a consultant to the hotel and travel industry. From August 1993 to the present time, Mr. Schaedel has served as Vice President of Operations of Sentry III, Ltd. As Vice President of Operations, Mr. Schaedel also serves as Vice President and General Manager of Seasons Resort & Conference Center and is responsible for the overall operation of this 600-room resort located in the New Jersey countryside, 57 miles from New York City. From April 1991 until June, 1993, Mr. Schaedel served as Chief Executive Officer - Florida Region, Karena Hotels, Inc., a subsidiary of Buckingham International PLC. Mr. Schaedel was responsible for six hotels with 1,700 rooms and 550 personnel. During April 1990 to January 1991, he was a Director of Operations at the Berkeley Hotels. During December 1988 to March 1990, and June 1985 to November 1988, he served as Vice President of Operations at Hotel International Management, Inc. and Days Inn of America, respectively.

      JAMES F. GORDON, has served as a Director of VSI since September 1994 and is currently a business consultant and private investor to the real estate industry. Mr. Gordon is a Director of a wholly owned subsidiary of Phoenix Information Systems Corp., which subsidiary acts as the joint venture partner with China Hainan Airlines. Mr. Gordon has been in the real estate business for 30 years and has dealt with several CVB's in his development projects in real estate.

      ROBERT J. CONRADS, has served as a Director of VSI since March 1, 1996. Mr. Conrads has been a Director of Phoenix Information Systems Corp. since March 1, 1995 and is currently President of Conrads, Inc., an investment and advisory services firm. Mr. Conrads also serves as Executive Vice President, Chief Financial

Officer and member of the Supervisory Board of Indigo, N.V., and President of Indigo America, Inc., developers of the Indigo E-Print 1000, the world's first digital offset color press. From 1987 to 1993, Mr. Conrads was Managing Director of The First Boston Corporation and headed that firm's Investment Banking Technology Group based in New York. During his career in the investment banking industry, Mr. Conrads was involved in the execution of several strategic alliances, M&A and financing transactions with technology based companies in the US and abroad. Prior to entering the investment banking industry, Mr. Conrads was with McKinsey & Co. for twelve years where he was a Director and headed that firm's Electronics Industry Practice. He has also conducted research in atomic and molecular physics for the US Atomic Energy Commission and the National Science Foundation.

      SAMUEL C. JACOBS, Vice President - Technology and Information Systems, joined VSI in August 1996 and has more than 18 years of experience in all facets of automated information technology and delivery systems in PC based, mini- and micro-computer environments. From 1978 to 1981, Mr. Jacobs was lead consultant for Automated Concepts, Inc., a New York based information technology consulting firm serving major clients, including CBS Records and Jordache Jeans. From 1981 to 1987, Mr. Jacobs served as Vice President of Hartwell Technologies, Inc., where he consulted on key financial information systems to Manufacturers Hanover Trust, prior to co-founding Westbrook Technologies, Inc., a consulting firm specializing in the financial information industry. In 1993, Mr. Jacobs joined Chemical Bank as Vice President of Technical Development for the Industry Specialist Group, where he managed the development of key credit analysis and reporting functions for this major financial institution. Since joining VSI in early 1996, Mr. Jacobs has focused on diversifying and expanding the capabilities of the Company's proprietary automated destination system software. Mr. Jacobs has a B.S. from Brooklyn College with a major in Computer Information Service. His MBA in Computer & Information Systems is from the Stein School of Business at New York University.

      RUSSEL R. UHLMANN, JR., Vice President - Business Development, joined VSI in 1996. He brings more than 18 years of successful experience in managing sales and customer support organizations. Most recently, Mr. Uhlmann was the National Account Manager for Gerber System Corporation, a $100 million NYSE company providing technology solutions to the highly service-oriented graphic arts market. In this role, Mr. Uhlmann assumed complete responsibility for the customer satisfaction and business renewal of corporate accounts generating millions of dollars in annual revenues. Mr. Uhlmann has also held the following positions: Vice President Sales and Service, Worldwide Manager of Sales and Distribution, and National Sales and Support Manager. In each of these positions, Mr. Uhlmann had total responsibility for customer satisfaction including pre- and post-sales support, customer training, and customer evaluations. Mr. Uhlmann has been trained and certified in IS09001 business/customer satisfaction procedures. Mr. Uhlmann has a B.S. in Finance from Auburn University and did graduate studies at Emory University.

b) Significant Employees

      MARY GORDON, Director of Systems Development, joined VSI in 1996. Ms. Gordon has direct management responsibility for new system developments through their entire life cycle - from feasibility, functional definition and design, through implementation and support. Ms. Gordon brings over 20 years of experience in system design and analysis, customizing software for customers for various applications, and designing enhancements to integrate business requirements and design concepts. Ms. Gordon's technical background in hardware and operating systems as well as her knowledge in software languages and application development tools is extensive. Prior to VSI, Ms. Gordon spent eight years with Avon as Application Manager for New Business Systems Development. Using structured analysis and design techniques, she designed their Direct Sales/Direct Marketing System and the Order Management System which replaced their twenty year old system. From 1980 through 1988, Ms. Gordon worked for Manufacturers Hanover Trust Company as Assistant Vice President where she initiated and developed several major applications with generic application development tools.

      SIMON J. JASPERS, Director of Finance, joined VSI in 1996. A Certified Public Accountant in the State of Florida, Mr. Jaspers has 24 years of experience in the areas of banking, accounting and finance. His career began with Deloitte, Touche CPAs in Charlotte, NC where he later joined First Union Corporation of Charlotte as an accountant and was appointed an officer the following year. Mr. Jaspers then joined Sun Bank of Florida as Regional Controller and Accounting Officer and later became Vice President and Controller of Sun Bank of Tampa Bay. He became Executive Vice President of the US Bank of St. Petersburg and CFO of the bank's holding company. He also served as secretary to both Boards of Directors. Following the bank's sale to new owners, Mr. Jaspers joined the Resolution Trust Corporation as Department Head of Claims and Settlement and later became

Director of Accounting. Mr. Jaspers obtained a B.S. in Business Administration from the University of Florida. He is also a graduate of the Bank Administration Institute School of Banking at the University of Wisconsin.

      ROBERT G. PAVIN, Director of Fulfillment Services, joined VSI in 1996. Mr. Pavin has more than 30 years of telemarketing, printing, and fulfillment experience. He has extensive experience in developing and managing full-service, in-house graphic arts and media departments. In the early 1980s, Mr. Pavin was responsible for integrating and supporting marketing and sales objectives with promotional programs including advertising, collateral materials and lead fulfillment at Agfa/Compugraphic. After owning and running his own business-to-business telemarketing company, Mr. Pavin joined Scitex America in 1989 as Manager of Market Development where he developed telemarketing and other successful sales and marketing programs. In 1994, Mr. Pavin joined Indigo, America and became part of the group developing markets for digital printing, including specific programs for Latin America and dealer support. At VSI, Mr. Pavin has been instrumental in developing and implementing the customized fulfillment program for the Company. Mr. Pavin attended Boston University where he majored in Marketing and Management.

      JULIE WOOD-DOWNEY, Director of Special Projects and Customer Support, joined VSI in 1993. Ms. Wood-Downey was educated at Valparaiso University, Valparaiso, Indiana, in marketing communications. She is a veteran of the hospitality industry having spent 20 years working in the United States and Canada with accommodations of all types and sizes from boutique to convention hotels. During the course of her career, she has served as general manager, director of sales and marketing, and reservation manager, as well as holding corporate and regional management positions with various hotel management companies. Her area of specialty was travel industry sales in domestic and international markets. She was also Director of Promotions for the former Marco Polo Park in Florida. Ms. Wood-Downey has been with VSI since service began in 1993, joining as Reservations Manager, in which position she was instrumental in developing VSI's training program and departmental procedures. She has been an active participant in industry trade shows and marketplaces, including POW WOW, NTA, ABA, World Travel Mart, MPI and ASAE.

      RICHARD OLSON, Director of Housing-NIKE World Masters Games Project, joined VSI in July 1995 as Vice President-Sales. Prior to that, Mr. Olson was Regional Vice President of International Hotel Academy, involved in the development of sales operations, systems and contracts for the Grand Wailea Resort, Hotel and Spa, Maui, Hawaii and the Los Angeles Biltmore. Mr. Olson's diverse experience includes ten years of service in various capacities with Hyatt Hotels Corp. Most recently he served as Director of National Accounts in the Washington, D.C., Hyatt national sales office. In this capacity, his responsibilities included Convention Sales for all 86 Hyatt properties. Mr. Olson has a B.S. in Business Administration Marketing from Central Washington University.

      CATHERINE KRELL, Director of Marketing-NIKE World Masters Games Project, joined VSI in 1996. Ms. Krell has extensive experience and a proven track record marketing unique products on both a national and international level. Her relevant successes over the last several years include destination marketing, cultural tourism marketing and sponsorship sales. Ms. Krell's disciplined, creative and bottom-line oriented approach to marketing has been developed over her twenty years of experience with advertising agencies, in not-for-profit organizations and in her own consulting business. Her background includes consumer products and hotel/tourism marketing and advertising with some of the world's leading advertising agencies, including J. Walter Thompson in New York and Vancouver, British Columbia, Doyle Dane Bernback in New York and Los Angeles, and McCann Erickson in Los Angeles. Ms. Krell's training and experience have provided her with a solid foundation for marketing in today's rapidly changing, highly competitive, and generally underfunded non-profit sector. Ms. Krell holds a B.A. from Willamette University, Salem, Oregon, and a Masters of International Management from the American Graduate School of International Management (Thunderbird), Phoenix, AZ.

      JAY T. DUSEK, Director of Telecommunications, joined VSI in early 1996. Prior to that, Mr. Dusek was telecommunications manager for Smith Kline Beecham Clinical Laboratories Florida operations, where he was responsible for a voice network serving five major Florida locations including two call centers and 1500 individual users. He has worked with some of the most sophisticated telecommunications equipment available today, including such voice and data communications technologies as ISDN, computer/telephone integration, interactive voice response (IVR) systems, voice messaging, automatic call distribution (ACD) systems and call accounting systems. Mr. Dusek's specialty is the integration of these types of systems into the call center environment to provide superior mechanisms for placing, receiving, tracking and managing voice-based communications. Mr. Dusek holds a B.A. degree in Business Administration from the University of North Texas.

      SYLVIA PERKINS, Director of Destination Counselor Training, joined VSI in 1995. Ms. Perkins is responsible for the initial and ongoing training of VSI travel and destination counselors. The areas of training focus on telephone courtesy, customer service, sales skills and computer operation, along with major emphasis on knowledge of the destination. Ms. Perkins brings to VSI more than 15 years of varied and extensive experience in the travel industry. She holds a degree in travel and tourism from St. Clair College in Ontario. She has directed corporate travel, organized and managed the start-up of travel agencies, served as chief instructor for a travel school and as director of marketing for a travel consulting company.

c) Family Relationships.

      Robert P. Gordon, the founder, Chairman and a Director of VSI, also Chairman and a Director of the Registrant, is the brother of James F. Gordon, a Director of VSI, and is also the brother of Mary Gordon, employed with VSI as Director of Systems Development.

d) Involvement in Certain Legal Proceedings.

      On September 30, 1994, the Securities and Exchange Commission issued an Order Instituting Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings and Imposing a Cease and Desist Order against Harvest International of America, Inc. and Robert P. Gordon. The findings and remedial sanctions imposed by the Order were in accordance with Offers of Settlement dated July 24, 1994 submitted by Harvest and Mr. Gordon, which the S.E.C. accepted. Without admitting or denying liability, Harvest and Mr. Gordon consented to the cease and desist Order alleging violations of Section 17(a) of the 1933 Act and Section 10(b) and Rule 10b-5 of the 1934 Act by reason of alleged misrepresentations in 1990 and 1991 in connection with the offer of sale of Harvest non-interest bearing promissory notes convertible into common stock of the predecessors of Phoenix and one of its subsidiaries and which common stock was to have been issued and registered within 30 or 60 days from the dates of the various notes.

(e) Compliance With Section 16(a) of the Securities Exchange Act of 1934: Not applicable.

Item 10. Executive Compensation.

(a) General

      The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to Robert P. Gordon, Chairman and Director and Stephen G. McLean, CEO and Director of the Registrant, for all services rendered in all capacities to the Registrant and its subsidiaries. No other executive officer of the Registrant or its subsidiaries received a total annual salary and bonus exceeding $100,000 for the fiscal year ended September 30, 1996, or otherwise meets the reporting requirements of Item 402 of Regulation S-B.

(b) Summary Compensation Table

      The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Registrant and/or its subsidiary, VSI, during each of the fiscal years ended September 30, 1996, 1995 and 1994, to or for the Registrant's Chairman, Chief Executive Officer and each of the other executive officers of the Company if any, whose total annual salary and bonus exceeded $100,000 for the fiscal year ended 1996.


                                       Annual Compensation
                               -------------------------------------

         (a)            (b)        (c)         (d)         (e)
        Name            Year                              Other
         and           Ended                              Annual
      Principal       September  Salary       Bonus    Compensation
      Position           30        ($)         ($)         ($)
--------------------------------------------------------------------
Robert P. Gordon,       1996     30,500        -0-         -0-
Chairman, Director      1995       -0-         -0-         -0-
                        1994       -0-         -0-         -0-

Stephen G. McLean,      1996     76,000        -0-         -0-
CEO, Director           1995       -0-         -0-         -0-
                        1994       -0-         -0-         -0-


                                         Long Term Compensation
                                  -------------------------------------
                                           Awards            Payouts
                                  -------------------------------------
        (a)               (b)         (f)          (g)         (h)         (i)
        Name             Year      Restricted
        and              Ended       Stock       Shares       LTIP      All Other
     Principal         September    Award(s)   Underlying    Payouts   Compensation
      Position            30          ($)        Options       ($)         ($)
------------------------------------------------------------------------------------
Robert P. Gordon,        1996         -0-          -0-         -0-         -0-
Chairman, Director       1995         -0-          -0-         -0-         -0-
                         1994         -0-          -0-         -0-         -0-

Stephen G. McLean,       1996         -0-        500,000       -0-         -0-
CEO, Director            1995         -0-          -0-         -0-         -0-
                         1994         -0-          -0-         -0-         -0-

(c) Option/SAR Grants in Last Fiscal Year

      The information provided in the table below provides information with respect to individual grants of stock options during fiscal 1996 to each of the executive officers named in the Summary Compensation Table above. The Registrant did not grant any stock appreciation rights during 1996.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

          (a)               (b)           (c)          (d)          (e)
                                      % of Total
                         Number of   Options/SARs
                         Securities   Granted to
                         Underlying    Employees   Exercise or
                        Options/SARs   in Fiscal    Base Price   Expiration
         Name           Granted (#)    Year (1)       ($/Sh)        Date
-----------------------------------------------------------------------------
   Robert P. Gordon         -0-           0%           N/A          N/A

   Stephen G. McLean      500,000        27.6%        $1.50       01/31/00

      (1) The percentage of total options granted to employees in the fiscal year is based upon all options granted to officers, directors, employees, etc. in fiscal 1996.

      In October 1996, subsequent to year-end, the Registrant granted options to purchase shares of common stock at $.75 per share under the VSIC Plan and registered on Form S-8 as follows: Robert P. Gordon, options to acquire 2,220,000 shares; Stephen G. McLean, options to acquire 225,000 shares. See Item 11 and Item 10(i) - Employee Benefit and Consulting Services Compensation Plan.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1996 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options.

       (a)             (b)           (c)           (d)                (e)

                                                Number of
                                               Securities         Value of
                                               Underlying        Unexercised
                     Shares         Value      Unexercised      In-the-Money
                  Acquired on     Realized   Options/SARs at   Options/SARs at
      Name        Exercise (#)     ($)(1)       FY-End (#)        FY-End($)
                                            -----------------------------------
                                              Exercisable/       Exercisable/
                                              Unexercisable    Unexercisable(1)
-------------------------------------------------------------------------------
Robert P. Gordon     -0-             -0-           -0-                -0-

Stephen G. McLean    -0-             -0-           -0-                -0-

      (1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

(e)   Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

      This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during fiscal 1996.

(f)   Compensation of Directors.

      No compensation was paid by the Registrant to its Directors for any service provided as a director during the fiscal year covered by this report. None of the Registrant's Directors currently receive any salary from the Registrant. There are no formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Registrant's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, postage, and federal express charges.

      Options to acquire shares of common stock of VSIC were granted to certain Directors of VSIC and VSI in October 1996, subsequent to year-end. See Item 10(i) - Employee Benefit and Consulting Services Compensation Plan.

      The Registrant's subsidiary, VSI, has the following agreements in effect:

      Pursuant to an Agreement to serve as a Director of VSI dated September 4, 1995, VSI granted to Mr. Paul W. Henry options to purchase 153,360 shares of VSI's Common Stock at $.94 per share. The five year options shall expire on February 28, 2001, and they shall vest for the benefit of Mr. Henry as follows: options to acquire 4,260 shares shall vest on the first day of each month for 36 months, commencing on March 1, 1996.

      Pursuant to a Consulting Agreement with VSI, dated September 4, 1995, the VSI granted to Mr. Robert J. Conrads, a Director, 230,040 shares of VSI's Common Stock. The shares shall vest for the benefit of Mr. Conrads as follows: 6,290 shares shall vest on the first day of each month for 36 months, commencing on March 1, 1996.

      No other compensation was paid by VSI to its Directors for any service provided as a director during the fiscal year covered by this report.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

      As of the date of this report the Registrant has no employment contracts or compensatory plan or arrangement in effect for any executive officer identified in the Summary Compensation Table above. However, the Registrant intends to enter into written employment contracts with certain of its executive officers.

      The Registrant's Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

      The Registrant's subsidiary, VSI, has the following agreements in effect:

      Pursuant to a Consulting Agreement dated December 3, 1995, the Company engaged Robert P. Gordon, Chairman and a Director of VSI, as a Consultant to VSI for a term of three years commencing January 1, 1996, and continuing until December 31, 1998, unless otherwise terminated pursuant to the terms thereof. Pursuant to the Consulting Agreement, Mr. Gordon will be paid a consultant fee of $6,000 per month effective January 1, 1996. Mr. Gordon is also entitled to the following: major medical health benefits equivalent to that provided to other officers; indemnification from any claim or law suit which may be asserted against him when acting as an officer for VSI provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission. The Agreement also contains certain provisions with respect to disability, termination, confidentiality and non-competition. It is anticipated that the Consulting Agreement with VSI will be replaced with an employment agreement between the Registrant and Robert P. Gordon.

      Pursuant to an Employment Agreement dated January 24, 1996, VSI employed Mr. Steve McLean as Chief Executive Officer of VSI for a term of three years commencing on February 1, 1996 and continuing until January 31, 1999, unless otherwise terminated pursuant to the terms thereof. Pursuant to the terms of the Agreement, Mr. McLean will be paid a base salary at the rate of $10,000.00 per month, for the first year, $12,083.00 per month, for the second year and $14,583.00 per month, for the third year. In addition, Mr. McLean is entitled to a 5% Net Profit Bonus each year based on VSI's fiscal year financial statements. Mr. McLean is also entitled to the following: major medical health benefits equivalent to that provided to other officers; indemnification from any claim or law suit which may be asserted against him when acting as an officer for VSI provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission; and options to purchase 500,000 shares of VSI's Common Stock at $1.50 per share. The four year options shall expire on January 31, 2000, and they shall vest for the benefit of Mr. McLean as follows: options to acquire 80,000 shares vest on February 1, 1996; and options to acquire 12,000 shares vest on the first day of each month for the remaining 35 months. The Employment Agreement also contains certain provisions with respect to disability, termination, confidentiality and non-competition. It is anticipated that the Employment Agreement with VSI will be replaced with an employment agreement between the Registrant and Stephen G. McLean.

      VSI's Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of VSI. The goals of VSI are to align compensation with business objectives and performance and to enable VSI to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the company. VSI provides base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance, incentive bonuses are available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants. In addition, the company may set up a pension plan or similar retirement plans. It is anticipated that the Board of Directors of the Registrant will assume responsibility for reviewing and determining the annual salary and other compensation of the executive officers and key employees of VSI, as well as any other subsidiaries of the Registrant or VSI.

(h)   Report on Repricing of Options/SARs. - Not applicable.

(i)   Employee Benefit and Consulting Services Compensation Plan.

      On October 16, 1996, the Registrant filed a Registration Statement on Form S-8 covering registration under the Securities Act of 1933, as amended, of 3,600,000 shares of the Company's common stock, $.0001 par value per share, pursuant to the Registrant's Employee Benefit and Consulting Services Compensation Plan dated October 3, 1996 (the "VSIC Plan"). Furthermore, on November 18, 1996, the Registrant adopted and assumed VSI's 1995 Non-Qualified Stock Option Plan ("VSI Plan"), whereby all options issued and issuable under the VSI Plan will be convertible into shares of common stock of VSIC rather than into shares of VSI common stock. The VSI Plan was amended to increase the number of shares authorized to be issued under the VSI Plan from 3,250,000 shares to 5,000,000 shares; and to facilitate the Registrant's ability to adopt and assume the VSI Plan, the VSI Plan was restated and retitled as "Visitors Services, Inc. Employee Benefit and Consulting Services Compensation Plan," which is a "mirror-image" of the plan that has been established by the Registrant. Under both the VSIC Plan and the VSI Plan, the Registrant may issue Common Stock and/or options to purchase Common Stock to certain consultants, service providers, officers, directors and employees. The purpose of the VSIC Plan is to promote the best interests of the Registrant and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Registrant. Both the VSIC Plan and the VSI Plan are administered by the Registrant's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Registrant or VSI is liable if a direct issue of stock and all other terms on which each option shall be granted. In October 1996, options to acquire all shares covered by the VSIC Plan and the Form S-8 Registration Statement were granted, at an exercise price of $.75 per share, including grants to the following Officers and Directors of VSIC and/or VSI to acquire the number of shares indicated: Robert P. Gordon, 2,220,000 options; Stephen G. McLean, 225,000 options; Paul W. Henry, 45,000 options; Robert J. Conrads, 325,000 options; Samuel C. Jacobs, 25,000 options; and Russell R. Uhlmann, Jr., 25,000 options. As of December 31, 1996, a total of 655,000 shares of common stock of the Registrant were issued under the VSIC Plan, including 530,000 shares for consulting services and 125,000 shares for legal services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's Common Stock, each Officer and Director individually and all Directors and Officers of the Registrant and/or VSI as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted.

                                               Amount and Nature of
Name and Address of Beneficial Owner (1)    Beneficial Ownership(1)(2)     Percent of Class (3)
Robert P. Gordon (4)                                16,816,042                      69.5

Stephen G. McLean (5)                                  758,333                       3.4

Paul W. Henry (6)                                      198,360                         *

Samuel C. Jacobs (7)                                   258,333                       1.2

Russell R. Uhlmann, Jr. (8)                            208,333                         *

James F. Gordon                                      1,814,206                       8.3

Robert Schaedel                                             --                         *

Robert J. Conrads (9)                                  955,040                       4.3

Leo Parisi                                             426,000                       1.9

Joseph Avila                                           426,000                       1.9

Includes all officers and directors of the          21,860,647                      88.0
Company as a group (ten persons)

-----------------------

 *    Represents less than one percent.

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is 100 Second Avenue South, City Center, Suite 1000, St. Petersburg, FL 33701.

(2) Includes options beneficially owned but not yet exercised and outstanding, and shares of common stock of VSI have been or are expected to be converted into shares of restricted common stock of pursuant to the Reorganization with VSIC and the terms of the Exchange Offer

(3) Based upon 21,976,739 shares issued and outstanding (which total includes the additional 4,226,352 shares of common stock expected to be issued pursuant to the Exchange Offer), plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Robert P. Gordon may be deemed to be a founder of the Company. Robert P. Gordon individually owns 12,025,425 shares (includes 439,953 VSI shares being converted into VSIC shares), Elizabeth K. Gordon, his wife, individually owns 1,409,857, and they jointly own 698,750 shares (includes 650,000 shares of VSI being converted into VSIC shares). Also included are 362,010 shares owned by Harvest International of America, Inc., which is controlled by Robert P. Gordon. Also included are options to purchase 2,220,000 shares at $.75 per share, granted under the VSIC Plan in October 1996.

(5) Includes options to purchase 500,000 shares at $1.50 per share, granted under the VSI Plan prior to year-end; and options to purchase 225,000 shares at $.75 per share, granted under the VSIC Plan in October 1996.

(6) Represents options to purchase 153,360 shares at $1.00 per share; granted under the VSI Plan prior to year-end; and options to purchase 45,000 shares at $.75 per share, granted under the VSIC Plan in October 1996.

(7) Includes options to purchase 200,000 shares at $1.50 per share; granted under the VSI Plan prior to year-end; and options to purchase 25,000 shares at $.75 per share, granted under the VSIC Plan in October 1996.

(8) Includes options to purchase 150,000 shares at $1.50 per share; granted under the VSI Plan prior to year-end; and options to purchase 25,000 shares at $.75 per share, granted under the VSIC Plan in October 1996.

(9) Includes 230,040 shares that vest over three years. As of the date hereof, 63,900 shares have vested. Also includes options to purchase 325,000 shares at $.75 per share, granted under the VSIC Plan in October 1996.

Item 12.  Certain Relationships and Related Transactions.

                              CERTAIN TRANSACTIONS

      The Registrant acquired a controlling interest in VSI from certain shareholders of VSI in September of 1996, and is in the process of completing an Exchange Offer with the remaining shareholders of VSI. Pursuant to the acquisition of VSI, the Registrant issued shares of common stock of the Registrant to the following persons in exchange for their controlling interest (over 80%) in VSI: Robert P. Gordon, 11,585,472 shares; Elizabeth Gordon (wife of Robert P. Gordon), 1,409,857 shares; Mr. and Mrs. Gordon, jointly, 48,750 shares; Harvest International of America, Inc. (a corporation controlled by Robert P. Gordon), 362,010 shares; and James F. Gordon (brother of Robert P. Gordon), 1,814,206 shares. The reorganization was reported on Form 8-K dated September 30, 1996. All shares are restricted securities under the Securities Act of 1933, as amended.

      In October of 1996, the Registrant raised $843,750.75 through a private placement of its common stock. The Registrant sold 1,124,999 shares of common stock, par value $.0001 per share, at a cash purchase price of $0.75 per share. Stephen G. McLean, an Officer of both the Registrant and VSI and a Director of the Registrant, purchased 33,333 shares; Paul W. Henry, an Officer and Director of the Registrant and a Director of VSI, purchased 50,000 shares, which includes 15,000 shares in the name of his minor son; the R.P. Gordon Children Family Trust, a trust benefiting the minor children of Robert P. Gordon (Mr. Gordon has no control over and disclaims any interest in the trust, beneficial of otherwise) purchased 333,333 shares; Robert J Conrads, a Director of VSI, purchased 400,000 shares; Michael Gordon, brother of Robert P. Gordon, purchased 33,333 shares; Samuel Jacobs, an Officer of VSI, purchased 33,333 shares; and Russell R. Uhlmann, Jr., an Officer of VSI, purchased 33,333 shares. All shares are restricted securities under the Securities Act of 1933, as amended.

      The following transactions all relate to the Registrant's subsidiary, VSI, prior to the time that VSI was acquired by the Registrant, and all shares of common stock of VSI described below have been or are expected to be converted into restricted shares of common stock of the Registrant pursuant to the Reorganization and the Exchange Offer:

      In 1993, Robert P. Gordon, Leo Parisi, Joseph Avila and members of the family of Lester Morse, counsel to VSI, as promoters of VSI, subscribed for 7,090,000 shares, 400,000 shares, 400,000 shares and 110,000 shares, respectively, at a purchase price of $.0001 per share. On July 15, 1993, Robert
P. Gordon contributed to capital $9,200.

      From time to time through September 30, 1994, Robert P. Gordon, Elizabeth Gordon, James F. Gordon, Michael Gordon and Harvest International of America, Inc. (a private corporation controlled by Robert P. Gordon) made loans (or continue to make loans) to VSI which are repayable to them on demand. These loans have been used to pay for general operating expenses of VSI as well as loans to related parties as described below. Robert P. Gordon, Elizabeth Gordon, James F. Gordon, Michael Gordon (brother of Robert P. Gordon) and Harvest had made from inception to September 30, 1994 loans of $378,848, $264,763, $340,696, $10,000 and $67,983, respectively, which loans were converted at the rate of $.20 per share into 1,894,240 shares, 1,323,815 shares, 1,703,480 shares, 50,000 shares and 339,915 shares of VSI, respectively.

      Between December 15, 1994 and January 24, 1995, Robert P. Gordon made loans to VSI of approximately $212,000 for expansion and operating capital. On January 24, 1995, VSI's Board approved the sale of 400,000 shares of common stock of Phoenix Information Systems Corp. stock owned by VSI to Robert P. Gordon in consideration of Robert P. Gordon forgiving $200,000 of that indebtedness. VSI's founders are affiliated with Phoenix, a publicly held company based in St. Petersburg, Florida. In November 1994, Phoenix's Board of Directors approved converting certain of Phoenix's existing debt owed to VSI into stock. The Board of Directors authorized the conversion of $557,052 of principal amount non-interest bearing loans due VSI into 1,114,104 shares of the Common Stock of the Phoenix from the authorized but unissued stock of the Phoenix. As of the date hereof, VSI owns 714,104 restricted shares of Phoenix which represents 1.5% of Phoenix's issued and outstanding shares.

      VSI was indebted to Robert P. Gordon and Elizabeth K. Gordon, his wife, in the amount of approximately $750,000 in principal for funds loaned to the company, plus accrued interest. Robert and Elizabeth Gordon agreed to convert their debt into shares of restricted common stock of VSI at the rate of $1.00 per share. On September 4, 1995, 750,000 shares of restricted stock were issued to Robert and Elizabeth Gordon for their conversion of $750,000 in principal owed to them by VSI.

      VSI was indebted to Robert P. Gordon in the amount of approximately $1,829,965 in principal for funds loaned to VSI, plus accrued interest. Robert
P. Gordon agreed to convert his debt into shares of restricted common stock of VSI, in whole or in part, at the rate of $.75 per share. On September 26, 1996, 2,000,000 shares of restricted stock of VSI were issued to Robert P. Gordon for his conversion of $1,500,000 in principal owed to him by VSI. On October 15, 1996, 439,953 shares of restricted stock of VSI were issued to Robert P. Gordon for his conversion of the remaining principal balance of $329,965 owed to him by VSI.

      As noted above, all shares of common stock of VSI have been or are expected to be converted into shares of restricted common stock of VSIC by all persons noted above as well as all other shareholders of VSI, pursuant to the Reorganization with VSIC and the terms of the Exchange Offer.

Item 13.  Exhibits and Reports on Form 8-K.

(a)   List of Exhibits.

      Exhibit Number    Description

         2.1 Agreement and Plan of Reorganization between Dynasty Capital Corporation and Visitors Services, Inc., dated September 26, 1996 (2)

         3              Articles of Incorporation (3)

         3.1            Amendment to Articles of Incorporation, filed November
                        12, 1986 (4)

         3.2            Amendment to Articles of Incorporation, filed October 2,
                        1996 (5)

         3.3            Bylaws as restated October 18, 1996 (6)

         16.1           Letter on change in certifying accountant from Larry
                        Legel, CPA. (7)

         16.2 Letter on change in certifying accountant from Schumacher & Associates, Inc. (8)

         21.1           List of Subsidiaries of the Registrant. (1)

         27             Financial Data Schedule (1)

--------------------------

(1)   Filed herewith.

(2) Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated and filed on September 30, 1996.

(3) Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated and filed on October 15, 1996.

(4) Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated and filed on October 15, 1996.

(5) Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated and filed on October 15, 1996.

(6) Incorporated by reference to Exhibit 3.3 to the Company's Form 8-K dated October 17, 1996, and filed on October 23, 1996.

(7) Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K dated October 17, 1996, and filed on October 23, 1996.

(8) Incorporated by reference to Exhibit 16.2 to the Company's Form 8-K dated October 17, 1996, and filed on October 23, 1996.


(b)   Reports on Form 8-K.

      The Registrant filed a Current Report on Form 8-K on September 30, 1996, date of earliest event: September 26, 1996, reporting (i) a 14.4 to 1 reverse split of the outstanding common stock of the Registrant; (ii) the Registrant's acquisition of Visitors Services, Inc.; and (iii) changes in control of the Registrant. Filed with the Report were financial statements of VSI and pro forma financial information.

      The Registrant filed a Current Report on Form 8-K on October 15, 1996, reporting that the Registrant changed its name from Dynasty Capital Corporation to Visitors Services International Corp.

      The Registrant filed a Current Report on Form 8-K on October 22, 1996, date of earliest event: October 17, 1996, reporting (i) changes in Registrant's certifying accountant, (ii) the Registrant's restated Bylaws, (iii) a change in management structure, and (iv) a change in the Registrant's annual accounting period from one ending on June 30 to a fiscal year ending on September 30 of each year.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VISITORS SERVICES INTERNATIONAL CORP.


Dated:  January 10, 1997         /s/ Robert P. Gordon
                                 -----------------------------------------------
                                 Robert P. Gordon, Chairman, Chief Financial and
                                 Accounting Officer, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                          Title                          Date
      ----                          -----                          ----
/s/ Robert P. Gordon     Chairman, Chief Financial and       January 10, 1997
--------------------     Accounting Officer, and Director
Robert P. Gordon

/s/ Stephen G. McLean    Chief Executive Officer and         January 10, 1997
---------------------    Director
Stephen G. McLean

/s/ Paul W. Henry        Secretary, Treasurer, and           January 10, 1997
-----------------        Director
Paul W. Henry

                                  EXHIBIT INDEX


      Exhibit Number    Description

         2.1 Agreement and Plan of Reorganization between Dynasty Capital Corporation and Visitors Services, Inc., dated September 26, 1996 (2)

         3              Articles of Incorporation (3)

         3.1            Amendment to Articles of Incorporation, filed November
                        12, 1986 (4)

         3.2            Amendment to Articles of Incorporation, filed October 2,
                        1996 (5)

         3.3            Bylaws as restated October 18, 1996 (6)

         16.1           Letter on change in certifying accountant from Larry
                        Legel, CPA. (7)

         16.2 Letter on change in certifying accountant from Schumacher & Associates, Inc. (8)

         21.1           List of Subsidiaries of the Registrant. (1)

         27             Financial Data Schedule (1)

--------------------------

(1)   Filed herewith.

(2) Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated and filed on September 30, 1996.

(3) Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated and filed on October 15, 1996.

(4) Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated and filed on October 15, 1996.

(5) Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated and filed on October 15, 1996.

(6) Incorporated by reference to Exhibit 3.3 to the Company's Form 8-K dated October 17, 1996, and filed on October 23, 1996.

(7) Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K dated October 17, 1996, and filed on October 23, 1996.

(8) Incorporated by reference to Exhibit 16.2 to the Company's Form 8-K dated October 17, 1996, and filed on October 23, 1996.