Form 10QSB
period 1996-12-31
VISITORS SERVICES INTERNATIONAL CORP
filed 1997-02-14
CIK 808713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                        For the quarterly period ended December 31, 1996

       [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                        For the transition period from ________________ to ______________
                                        Commission file number:  33-11059-A


                                              VISITORS SERVICES INTERNATIONAL CORP.
-----------------------------------------------------------------------------------------------------------------------------------
                                 (Exact name of small business issuer as specified in it CHARTER)

                           FLORIDA                                                                     59-2773602
-----------------------------------------------------------------------------------------------------------------------------------
   (State or other jurisdiction of incorporation or organization)                            (IRS Employer Identification No.)

                               100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA  33701
-----------------------------------------------------------------------------------------------------------------------------------
                                             (Address of principal executive offices)

                                                          (813) 895-4410
                                                 --------------------------------
                                                   (issuer's telephone number)

-----------------------------------------------------------------------------------------------------------------------------------
                        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes [  ]     No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 13, 1997, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 21,668,330 SHARES OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                     VISITORS SERVICES INTERNATIONAL CORP.
                                     INDEX


PART  I.         FINANCIAL  INFORMATION                                                    Page
                                                                                           ----

         Item 1.     Financial Statements

                     Consolidated Balance Sheets
                          September 30, 1996 and
                          December 31, 1996 (Unaudited)                                       3

                     Unaudited Consolidated Statements of Operations
                          Three Months ended
                          December 31, 1996 and
                          December 31, 1995                                                   4

                     Unaudited Consolidated Statements of Cash Flows
                          Three Months ended
                          December 31, 1996 and
                          December 31, 1995                                                   5

                     Notes to Financial Statements (Unaudited)                                6

         Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                 8

PART  II.        OTHER  INFORMATION                                                           9-13

SIGNATURE  PAGE                                                                               13

             VISITORS SERVICES INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                          Dec. 31, 1996               Sept. 30, 1996
                                                                        ---------------              ---------------
ASSETS
Current assets:
    Cash                                                                $       119,130              $        51,546
    Cash, restricted                                                            150,000                      150,000
    Accounts receivable, net of allowance
         for doubtful accounts                                                  136,947                      266,494
    Other Current Assets                                                        128,300                       89,122
                                                                        ---------------              ---------------

         Total current assets                                                   534,377                      557,162

Investment in related party                                                     341,223                      357,052
Equipment, net of accumulated depreciation                                    1,286,306                    1,219,592
Goodwill                                                                        429,390                            -
Other assets                                                                     15,403                       27,155
                                                                        ---------------              ---------------

                 Total assets                                           $     2,606,699              $     2,160,961
                                                                        ===============              ===============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
    Accounts payable and accrued expenses                                     1,435,768              $     1,154,272
    Loans payable, stockholders                                                 631,339                      412,659
    Accrued interest payable, stockholders                                       80,748                       69,639
    Accrued payroll and taxes                                                   211,380                      123,718
    Capital leases payable, current portion                                      57,472                       55,934
    Notes payable, current portion                                              148,909                      147,202
                                                                        ---------------              ---------------

                 Total current liabilities                                    2,565,616                    1,963,424
Notes payable, net of current portion                                           283,848                      324,730
Capital leases payable, net of current portion                                   53,504                       56,886
                                                                        ---------------              ---------------

                 Total liabilities                                            2,902,968                    2,345,040
                                                                        ---------------              ---------------


Stockholders' (deficit):
    Preferred stock, $.001 par value
         None issued and outstanding                                                  -                            -
    Common stock, $.0001 par value                                                2,120                        1,597
    Additional paid-in capital                                                7,225,420                    5,676,066
    Accumulated (deficit)                                                  (  7,523,809)                (  5,861,742)
                                                                        ---------------              ---------------

         Total stockholders' (deficit)                                     (    296,269)                (    184,079)
                                                                        ---------------              ---------------

         Total liabilities and stockholders' (deficit)                  $     2,606,699              $     2,160,961
                                                                        ===============              ===============


                             See accompanying notes

             VISITORS SERVICES INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                                  1996                 1995
                                                                              ------------         ------------

Total Revenues                                                                $     256,734             $84,685
                                                                              -------------        ------------

Operating Expenses:
    Salaries                                                                        743,419             311,935
    Payroll taxes                                                                    57,257              35,873
    Contract services                                                               169,638              39,342
    Rent                                                                             65,363              36,485
    Telephone                                                                       241,195              51,819
    Travel and entertainment                                                        309,618              60,327
    Advertising and promotion                                                       236,186               9,089
    Depreciation                                                                     73,518              48,611
    Other expenses                                                                  328,315              84,938
                                                                               ------------         -----------
    Total operating expenses                                                      2,224,509             678,419
                                                                               ------------         -----------
Net (loss) from operations                                                       (1,967,775)          ( 593,734)

Other income (expenses):
    Gain on sale of securities                                                       74,171                   -
    Interest income                                                                   7,887               2,886
    Interest (expense)                                                           (   22,898)            (20,567)
                                                                               ------------        ------------

Net (loss)                                                                     $ (1,908,615)           (611,415)
                                                                              =============        =============
Net (loss) per share:                                                         $       ( .10)       $       (.04)
                                                                              =============        =============
Weighted Average Shares Outstanding                                              19,101,670          14,811,450
                                                                              =============        =============





                            See accompanying notes.

             VISITORS SERVICES INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                                  1996                 1995
                                                                              ------------         ------------
Cash flows from operating activities:

Net (loss)                                                                    $  (1,908,615)        $     (611,415)

Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Decrease in accounts receivable                                               129,547                 25,097
      Depreciation expense                                                           73,518                 48,611
      Increase (decrease) in accounts payable
         and accrued expenses                                                    (  143,504)               115,379
      Increase in accrued payroll and taxes                                          87,662                  7,733
      Increase in accrued interest to stockholder                                    10,809                 20,000
      Other                                                                          95,589            (     1,335)
                                                                              -------------         --------------

      Net cash (used in) operating activities                                    (1,654,994)           (   395,930)
                                                                              -------------         --------------

Cash flows from investing activities:
    (Acquisition) of equipment                                                   (    6,804)           (   138,249)
                                                                              -------------         --------------

      Net cash (used in) investing activities                                    (    6,804)           (   138,249)
                                                                              -------------         --------------

Cash flows from financing activities:
    Cash proceeds from loans from stockholders                                      218,680                516,918
    Issuance of common stock                                                      1,549,877                      -
    Repayment of notes payable                                                   (   39,175)                     -
                                                                              -------------         --------------

      Net cash provided by financing activities                                   1,729,382                516,918
                                                                              -------------         --------------

Increase (decrease) in cash                                                          67,584            (    17,261)
Cash, beginning of period                                                            51,546                155,744
                                                                              -------------         --------------

Cash, end of period                                                           $     119,130               $138,483
                                                                              =============         ==============

Interest paid                                                                 $      22,898         $       20,567
                                                                              =============         ==============

Income taxes paid                                                             $          -         $            -
                                                                              =============         ==============





Note: During the three month period ended December 31, 1996, VSIC assumed approximately $425,000 of liabilities in connection with the business combination with Global Reservation Systems, Inc.

                            See accompanying notes.

             VISITORS SERVICES INTERNATIONAL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)

NOTE A

         The accompanying consolidated financial statements include the accounts of Visitors Services International Corp. ("VSIC") and its subsidiaries, Visitors Services, Inc. (wholly owned since September 26, 1996), and American International Travel Agency, Inc. (wholly owned since December 6,
1996). The consolidated group of companies are collectively referred to herein as "VSIC." All significant inter-company accounts and transactions have been eliminated.

         VSIC was incorporated in Florida on October 1, 1986, for the purpose of seeking potential business opportunities through the acquisition of an existing business. Prior to the acquisition, VSIC was a shell company with no material assets, liabilities or operations.

         Visitors Services, Inc. ("VSI") was incorporated in November, 1992 under the laws of the State of Florida and commenced operations in June 1993 to provide automated reservations and information services specifically designed to support the special needs of convention and visitors bureaus and other organizations.

         American International Travel Agency, Inc. ("American") was incorporated in 1977 in the State of Florida to provide retail leisure travel services, but has expanded its customer base to include commercial travel
services.   On December 6, 1996, VSIC consummated the acquisition of all the capital stock of American in exchange for 31,579 shares of common stock in Phoenix. The acquisition was accounted for under the purchase method. Results of operations were immaterial for the period December 6, 1996 through December 31, 1996.

NOTE B

         The accompanying financial statements have been prepared by the Registrant without audit and are the responsibility of VSIC's management. The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, these financial statements do not include adjustments, if any, which might be necessary should VSIC be unable to continue as a going concern.

NOTE C

         The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Reference is made to the Form 10-KSB, for the fiscal year ended September 30, 1996 and consolidated financial statements of VSIC at September 30, 1996, included in its annual report on Form 10-KSB for such disclosures. Such Form 10-KSB, including without limitation financial statements, should be read in conjunction with the data herein.

NOTE D

         Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

NOTE E

         During December, 1996, VSIC, through VSI, acquired certain assets, assumed certain liabilities and acquired the operating business of Global Reservation Systems, Inc. ("GRS"), a Colorado corporation. GRS was in a business similar to VSI. As a part of the GRS business combination, VSIC agreed to issue up to 135,000 shares of VSIC common stock over a three year period contingent upon the acquired business achieving certain predetermined net income amounts and also achieving certain percentages of net income as a percent of revenue. The accompanying financial statements do not include the effect of the issuance of these shares due to these contingencies, the outcome of which cannot presently be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As of September 30, 1996, planned principal operations of the Registrant have commenced, although limited revenues have been received. Visitors Services, Inc. ("VSI") was acquired in September of 1996 and American International Travel Agency, Inc. ("AIT") was acquired in December of 1996. In December of 1996, VSI also acquired the assets of Global Reservation Systems, Inc. ("GRS"). The financial statements of the Registrant have been prepared on a pro-forma, consolidated basis to reflect the acquisition of VSI and AIT, and VSI's acquisition of the assets of GRS. The financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

         During the three months ended December 31, 1996, the Registrant had revenues of $256,734, compared to revenues of $84,685 for the three months ended December 31, 1995, an increase of $172,049. During the three months ended December 31, 1996, the Registrant had operating expenses of $2,224,509, compared to operating expenses of $678,419 for the three months ended December 31, 1995, an increase of $1,546,090. The increase in operating expenses relative to revenues is primarily due to increases in most expense categories since the end of the fiscal year, September 30, 1996, in particular salaries and payroll taxes, contract services and telephone expenses, driven primarily by additional personnel and associated overhead costs necessary to support the overall growth of the Registrant's operations.

         For the three months ended December 31, 1996, the Registrant sustained a net loss of approximately $1,908,615, compared to a net loss of $611,415 for the three months ended December 31, 1995, an increase of $1,297,200. The increase in net loss is primarily attributable to the large increase in operating expenses since the end of the fiscal year, September 30, 1996, although offset by the increase in revenues for the quarter. These losses are expected to continue for a presently undetermined time.

SALES AND REVENUES

         The Registrant's sales and revenues are primarily derived from VSI. VSI has derived revenues generally from (1) per call fee for visitor guide requests and information calls, (2) booking fees paid by the hotel or lodging properties for each booked and used reservation provided by VSI, (3) transaction fees between $1.00 to $2.50 per ticket sold for the Arts, Attractions, Events or Sport Teams for tickets sold by VSI, (4) subscription fees charged to the properties and for information services to attractions and events.

LIMITED WORKING CAPITAL; FINANCIAL INSTABILITY

         For the three months ended December 31, 1996, compared to the end of the fiscal year, September 30, 1996, stockholder's equity (deficit) was $(296,269), a decrease of $112,190 from $(184,079); the accumulated earnings (deficit) was $(7,523,809), an increase of $1,662,067 from $(5,861,742); and
working capital was $(2,031,239), a decrease of $624,977 from $(1,406,262). As explained above, operating losses are expected to continue for a presently undetermined time.

         Various factors affecting the Registrant's operations raise doubt as to the Registrant's ability to continue as a going concern. There can be no assurance that the Registrant will be able to continue as a going concern or achieve material revenues or profitable operations. The Registrant is dependent upon sufficient cash flow from operations to meet its short-term and long term liquidity needs. The Registrant may require additional financing.
In this event, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Registrant.

CERTAIN FINANCING TRANSACTIONS

         In October of 1996, the Registrant raised $843,750.75 through a private placement of its common stock. The Registrant sold 1,124,999 shares of common stock, par value $.0001 per share, at a cash purchase price of $0.75 per share.

                         PART  II - OTHER  INFORMATION

ITEM 1.      Legal Proceedings:   None

ITEM 2.      Changes in Securities:

         On September 26, 1996, Registrant executed an Agreement and Plan of Reorganization ("Agreement") with Visitors Services, Inc. ("VSI"), and certain Stockholders of VSI, pursuant to which a minimum of 80% of the issued and outstanding shares of VSI were to be exchanged on a one share for one share basis for shares of restricted stock of the Registrant. Pursuant to the Agreement, the Registrant issued a total 15,220,295 shares of common stock of the Registrant to the following persons in exchange for their controlling interest (over 80%) in VSI: Robert P. Gordon, 11,585,472 shares; Elizabeth Gordon (wife of Robert P. Gordon), 1,409,857 shares; Mr. and Mrs. Gordon, jointly, 48,750 shares; Harvest International of America, Inc. (a corporation controlled by Robert P. Gordon), 362,010 shares; and James F. Gordon (brother of Robert P. Gordon). The "Exchange Offer" has been extended to the remaining shareholders of VSI. The Registrant expects that an additional 4,226,352 shares of restricted common stock will be issued pursuant to the exchange offer, for a total of 19,446,647 shares being issued pursuant to the transaction. No underwriters were used and no commissions were paid. The Registrant believes that this transaction is exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933 (the "Act"). The transaction was reported on Form 8-K dated September 30, 1996.

         In October of 1996, the Registrant raised $843,750.75 in cash through a private placement of its common stock. The Registrant sold 1,124,999 shares of common stock, par value $.0001 per share, at a cash purchase price of $0.75 per share. Stephen G. McLean, an Officer of both the Registrant and VSI and a Director of the Registrant, purchased 33,333 shares; Paul W. Henry, an Officer and Director of the Registrant and a Director of VSI, purchased 50,000 shares, which includes 15,000 shares in the name of his minor son; the R.P. Gordon Children Family Trust, a trust benefiting the minor children of Robert P. Gordon (Mr. Gordon has no control over and disclaims any interest in the trust, beneficial of otherwise) purchased 333,333 shares; Robert J Conrads, a Director of VSI at the time, purchased 400,000 shares; Michael Gordon, brother of Robert
P. Gordon, purchased 33,333 shares; Samuel Jacobs, an Officer of VSI, purchased 33,333 shares; Russell R. Uhlmann, Jr., an Officer of VSI, purchased 33,333 shares. 1,814,206 shares; and the balance of 208,334 shares were purchased by four other persons. No underwriters were used and no commissions were paid. All purchasers are accredited investors, and the Registrant believes that this private placement is exempt from registration pursuant to Sections 4(2) and/or 4(6) of the Securities Act of 1933 (the "Act"). All shares are restricted securities under the Act.

         On October 16, 1996, the Registrant filed a Registration Statement on Form S-8 covering registration under the Securities Act of 1933, as amended, of 3,600,000 shares of the Registrant's common stock, $.0001 par value per share, pursuant to the Registrant's Employee Benefit and Consulting Services Compensation Plan dated October 3, 1996 (the "VSIC Plan"). Furthermore, on November 18, 1996, the Registrant adopted and assumed VSI's 1995 Non-Qualified Stock Option Plan ("VSI Plan"), whereby all options issued and issuable under the VSI Plan will be convertible into shares of common stock of VSIC rather than into shares of VSI common stock. The VSI Plan was amended to increase the number of shares authorized to be issued under the VSI Plan from 3,250,000 shares to 5,000,000 shares; and to facilitate the Registrant's ability to adopt and assume the VSI Plan, the VSI Plan was restated and retitled as "Visitors Services, Inc. Employee Benefit and Consulting Services Compensation Plan," which is a "mirror-image" of the plan that has been established by the Registrant. Under both the VSIC Plan and the VSI Plan, the Registrant may issue Common Stock and/or options to purchase Common Stock to certain consultants, service providers, officers, directors and employees. The purpose of the VSIC Plan is to promote the best interests of the Registrant and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Registrant. Both the VSIC Plan and the VSI Plan are administered by the Registrant's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Registrant or VSI is liable if a direct issue of stock and all other terms on which each option shall be granted. In October 1996, options to acquire all shares covered by the VSIC Plan and the Form S-8 Registration Statement were granted, at an exercise price of $.75 per share, including grants to the following Officers and Directors of VSIC and/or VSI to acquire the number of shares indicated:
Robert P.  Gordon, 2,220,000 options; Stephen G. McLean, 225,000 options; Paul
W. Henry, 45,000 options; Robert

J. Conrads (former director), 325,000 options; Samuel C. Jacobs, 25,000 options; and Russell R. Uhlmann, Jr., 25,000 options. As of December 31, 1996, a total of 655,000 shares of common stock of the Registrant were issued under the VSIC Plan to persons other than the Officer and Directors identified above, including 530,000 shares for consulting services and 125,000 shares for legal services.

ITEM 3.      Defaults Upon Senior Securities:   None

ITEM 4.      Submissions of Matters to a Vote of Security Holders:

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

ITEM 5.      Other Information:

A. The following information relates to matters that occurred during the quarter ended December 31, 1996, and were also reported in the Form 10-KSB for the year ended September 30, 1996, which was filed on January 14, 1997:

Acquisition of American International Travel Agency, Inc.

         On December 6, 1996, the Registrant's subsidiary, Visitors Services, Inc. ("VSI"), entered into a Stock Purchase Agreement (the "SPA") with Phoenix Information Systems Corp. ("Phoenix") to acquire all the capital stock of American International Travel Agency, Inc. ("American") from Phoenix in exchange for 31,579 shares of Common Stock of Phoenix owned by VSI. This transaction was closed on December 6, 1996, subject to certain rescission rights described below. The consideration paid was based upon arms-length negotiations between VSI and Phoenix and a fair market evaluation. Management believes entering into this SPA will provide the following benefits to VSI:
(i) access to the major travel agency computerized reservation systems world-wide, and (ii) the ability to issue airline tickets.

         The assets of American both before and after the signed SPA will continue to be used as a retail travel agency located in Clearwater, Florida.

         American was incorporated in 1977 in the State of Florida to provide retail leisure and commercial travel services. American represents all airlines, tour operators and cruise and rail lines on a commission basis.

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

Acquisitions of Assets of Global Reservation Systems, Inc.

         On December 23, 1996, VSI entered into an Asset Purchase Agreement (the "APA") with Global Reservation Systems, Inc. ("GRS"), a Colorado corporation, to acquire all of GRS's interests in, to and under any asset, used in connection with GRS's business of answering toll-free telephone numbers advertised by contracted marketing organizations, providing information to callers of such toll-free telephone numbers, making reservations with lodging properties and attractions and providing advertising effectiveness statistics to such contracted marketing organizations of every kind, nature and description. As partial consideration for the acquired assets, VSI will assume trade payables up to a maximum amount equal to $200,000; liabilities associated with various Trade License Agreements; rent payment obligations of $1,250 a month for twelve months; and all obligations and liabilities arising out of events occuring on or after December 23, 1996, related to VSI's ownership of the acquired assets or its conduct of the GRS Operations. As additional consideration for the acquired assets, VSI will cause its corporate parent, VSIC, to grant each year to GRS 45,000 shares of VSIC common stock, par value $.0001 per share, for fiscal years 1997, 1998 and 1999, if and only if, (i) the Net Operating Income attributable to the acquired assets for fiscal years 1997, 1998 and 1999 equals or exceeds 60% of the projected Net Operating Income for fiscal 1997, 1998 and 1999; and (ii) the Net Operating Income is not less than 10% of the Total Adjusted Gross Revenue as projected for fiscal years 1997, 1998 and 1999. Certain roll over provisions are in place if the required Net Operating Income is not attained in the prior fiscal year. The consideration paid was based upon arms-length negotiations between VSI and GRS and a fair market evaluation.

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

B. The following information relates to matters that occurred after the quarter ended December 31, 1996:

Acquisitions of Assets of International Reservation Systems, Limited

         The Registrant, through a subsidiary corporation, Visitors Services, Inc. ("VSI"), acquired and took possession of all the assets of International Reservation Services, Limited ("IRSL") on January 21, 1997, and intends to utilize all such assets to operate the former business of IRSL as the business of VSI. VSI acquired these assets from IRSL as a result of a bankruptcy proceeding of IRSL.

         IRSL filed a voluntary petition for relief under Chapter 11 of Title 11, USC, in the United States Bankruptcy Court - District of Connecticut, case number 96-51396, on August 21, 1996. VSI was granted first priority lien on IRSL's assets, by replacing U.S. Transportation Systems, Inc. ("USTS") as senior lender to IRSL, when VSI paid to USTS the amount of $388,737.25, on January 20, 1997. Pursuant to Section 9-505 of the Uniform Commercial Code, VSI took possession and title to all of IRSL's assets, free and clear of liens, claims and encumbrances on January 21, 1997 in accordance with the Court's Order dated January 17, 1997, which Order permitted VSI to act as a "Replacement Lender" in the bankruptcy proceeding by paying the debts owed by IRSL to USTS and thereby succeeding to all right, title, and interest of USTS in and to any and all claims against IRSL and any and all collateral securing such claims and succeeding to all the rights of USTS, including the right to take immediate possession of all assets. VSI also paid $184,000 to the Connecticut Department of Development ("DED") on January 20, 1997, to remove the DED's secured claim lien on IRSL assets.

         The funds paid by the Registrant in this acquisition were loaned to the Registrant by Robert P. Gordon, who is the Chairman and majority shareholder of the Registrant.

         The assets of IRSL consist primarily of equipment, account receivables, customer contracts and the rights to approximately one hundred "800" telephone numbers. The Registrant intends to utilize all such assets to operate the former business of IRSL as the business of VSI. The business, which began in 1992, is as a destination database marketing service company, specializing in the provision of a centralized nationwide lodging reservation service and other travel related services. The business acts as a "transparent" service provider appearing to customers calling on dedicated 800 telephone numbers as the regional tourism agency, hospitality association, or commercial tourism organization that it has contracted with to provide the central reservation service for. The business provides the booking service seven days a week, twenty-four hours a day, and all reservation requests are responded to with live agents. Revenues from the business are derived from a 10% booking fee paid by the lodging properties for completed stays. The business also books airline tickets for travelers making lodging reservations, as well as auto rentals. The business is currently providing services for the Connecticut Department of Tourism, the Connecticut Lodging & Attractions Association, the Florida Division of Tourism, the Florida Hotel & Motel Association, the

Massachusetts Lodging Associations, the New Hampshire Lodging & Restaurant Association, the State of New Hampshire - Office of tourism Development, the New Jersey Hotel & Motel Association, the New York State Division of Tourism, the New York State Hospitality & Tourism Association, the New York Thruway Authority, the Rhode Island Hospitality Association, the Vermont Lodging & Restaurant Association, the Tennessee Hotel & Motel Association, the Wisconsin Innkeepers Association, the Philadelphia Convention & Visitors Bureau, Westchester Convention & Visitors Bureau, Greater Woodstock Area Chamber of Commerce, Country Living Magazine, Getaways Magazine, National Golf Course Owners Association, Airways/Allstar Automobile Rentals, Random House/Fodor's and Mobil Travel Guides, Poconos Mountains Vacation Bureau, Mystic Coast & Country, US AMATEUR Sports Association, WORLDTEK, WORLDSPAN and Global Travel Services.

ITEM 6.      Exhibits and Reports on Form 8-K:
             ---------------------------------
(a)          Exhibits

     Exhibit Number               Description
     --------------               -----------

             2.1                  Agreement and Plan of Reorganization between Dynasty Capital Corporation and Visitors
                                  Services, Inc., dated September 26, 1996 (2)

             3                    Articles of Incorporation (3)

             3.1                  Amendment to Articles of Incorporation, filed November 12, 1986  (4)

             3.2                  Amendment to Articles of Incorporation, filed October 2, 1996  (5)

             3.3                  Bylaws as restated October 18, 1996  (6)

             27                   Financial Data Schedule (1)

__________________________

(1)      Filed herewith.
(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.
(3) Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K dated and filed on October 15, 1996.
(4) Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated and filed on October 15, 1996.
(5) Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated and filed on October 15, 1996.
(6)      Incorporated by referenced to Exhibit 3.3 to the Registrant's
         Form 8-K dated October 17, 1996, and filed on October 23, 1996.


(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarter ended December 31, 1996:

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

         The Registrant filed a Current Report on Form 8-K on October 22, 1996, date of earliest event: October 17, 1996, reporting (i) changes in Company's certifying accountant, (ii) the Registrant's restated Bylaws, (iii) a change in management structure, and (iv) a change in the Registrant's annual accounting period from one ending on June 30 to a fiscal year ending on September 30 of each year.

         The following report on Form 8-K was filed subsequent to the end of the quarter ended December 31, 1996:

         The Registrant filed a Current Report on Form 8-K on February 5, 1997, reporting the acquisition of assets of International Reservation Systems, as further described above in Item 5.


                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VISITORS SERVICES INTERNATIONAL CORP.


Dated:  February 13, 1997               /s/ Robert P. Gordon
                                        -------------------------------------
                                        Robert P. Gordon, Chairman, Chief
                                        Financial and Accounting Officer, and
                                        Director

                                 Exhibits Index
                                 --------------



     Exhibit Number       Description
     --------------       -----------

             2.1          Agreement and Plan of Reorganization between Dynasty Capital Corporation and Visitors
                          Services, Inc., dated September 26, 1996 (2)

             3            Articles of Incorporation (3)

             3.1          Amendment to Articles of Incorporation, filed November 12, 1986  (4)

             3.2          Amendment to Articles of Incorporation, filed October 2, 1996  (5)

             3.3          Bylaws as restated October 18, 1996  (6)

             27           Financial Data Schedule (1)

--------------------------

(1)      Filed herewith.
(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.
(3) Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K dated and filed on October 15, 1996.
(4) Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated and filed on October 15, 1996.
(5) Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated and filed on October 15, 1996.
(6) Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.