Form 10QSB
period 1997-03-31
TELESERVICES INTERNATIONAL GROUP INC
filed 1997-05-15
CIK 808713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ______________
                       Commission file number: 33-11059-A

                     TELESERVICES INTERNATIONAL GROUP INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

          FLORIDA                                             59-2773602
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

       100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA 33701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 895-4410
               --------------------------------------------------
                          (issuer's telephone number)

                     VISITORS SERVICES INTERNATIONAL CORP.
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 1, 1997, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 24,350,134 SHARES OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

                     TELESERVICES INTERNATIONAL GROUP INC.
                                     INDEX


PART  I.          FINANCIAL  INFORMATION                                       Page
         Item 1.      Financial Statements

                      Consolidated Balance Sheets
                           September 30, 1996 and
                           March 31, 1997 (Unaudited)                           3

                      Unaudited Consolidated Statements of Operations
                           Three Months and Six Months ended
                           March 31, 1997 and
                           March 31, 1996 and
                           Audited September 30, 1996                           4

                      Unaudited Consolidated Statements of Cash Flows
                           Six Months ended
                           March 31, 1997 and
                           March 31, 1996 and
                           Audited September 30, 1996                           5

                      Notes to Financial Statements (Unaudited)                 6

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                  8

PART  II.         OTHER  INFORMATION                                          9-11

SIGNATURE  PAGE                                                                12

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                        MAR. 31, 1997   SEPT. 30, 1996
                                                         ------------    ------------
                                                                           (Audited)
ASSETS
Current assets:
     Cash                                                $     69,539    $     51,546
     Cash, restricted                                         150,000         150,000
     Accounts receivable, net of allowance
         for doubtful accounts                                303,176         266,494
     Other Current Assets                                     109,678          89,122
                                                         ------------    ------------

         Total current assets                                 632,393         557,162

Investment in related party                                   341,223         357,052
Equipment, net of accumulated depreciation                  1,422,495       1,219,592
Goodwill                                                    1,533,766            --
Other assets                                                   10,920          27,155
                                                         ------------    ------------

                  Total assets                           $  3,940,797    $  2,160,961
                                                         ------------    ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                  2,200,890    $  1,154,272
     Loans payable, stockholders                            2,042,611         412,659
     Accrued interest payable, stockholders                   131,432          69,639
     Accrued payroll and taxes                                368,615         123,718
     Unearned revenue                                          13,321            --
     Unearned franchise fee                                   225,000            --
     Capital leases payable, current portion                   59,053          55,934
     Notes payable, current portion                           223,909         147,202
                                                         ------------    ------------

                  Total current liabilities                 5,264,831       1,963,424

Notes payable, net of current portion                         247,447         324,730
Capital leases payable, net of current portion                 38,135          56,886
                                                         ------------    ------------

                  Total liabilities                         5,550,413       2,345,040
                                                         ------------    ------------


Stockholders' (deficit):
     Preferred stock, $.001 par value
         None issued and outstanding                             --              --
     Common stock, $.0001 par value                             2,433           1,597
     Additional paid-in capital                             8,943,477       5,676,066
     Accumulated (deficit)                                (10,555,526)     (5,861,742)
                                                         ------------    ------------

         Total stockholders' (deficit)                     (1,609,616)       (184,079)
                                                         ------------    ------------

         Total liabilities and stockholders' (deficit)   $  3,940,797    $  2,160,961
                                                         ============    ============

                             See accompanying notes

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES


                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              three and six months ended March 31, 1997 and 1996


                                  THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,  TWELVE MONTHS ENDED
                                      1997           1996            1997            1996         SEPT. 30, 1996
                                  ------------    ------------    ------------    ------------       (AUDITED)
                                                                                                -------------------
Total Revenues                    $    591,871    $    172,023    $    848,605    $    256,708    $    791,949
                                  ------------    ------------    ------------    ------------    ------------

Operating Expenses:
     Salaries and payroll taxes      1,401,074         557,995       2,201,750         905,803       2,227,669
     Contract services                 476,009          12,944         645,647          52,286         435,111
     Rent                              137,890          43,539         203,253          80,024         145,040
     Telephone                         304,885         162,149         546,080         213,968         534,757
     Travel and entertainment          304,341          79,655         613,959         139,982         330,752
     Advertising and promotion         336,246          37,313         572,432          46,402          87,023
     Depreciation                      186,303          83,930         259,821         132,541         192,836
     Amortization                       47,719            --            47,719            --              --
     Other expenses               $    354,884    $    123,779    $    683,199    $    208,716    $    611,906
                                  ------------    ------------    ------------    ------------    ------------

     Total operating expenses        3,549,351       1,101,304    $  5,773,860    $  1,779,722    $  4,565,094
                                  ------------    ------------    ------------    ------------    ------------

Net (loss) from operations          (2,957,480)       (929,281)     (4,925,255)     (1,523,014)     (3,773,145)

Other income (expenses):
     Gain on sale of securities           --              --            74,171            --              --
     Interest income                     3,978           1,147          11,865           4,033           7,796
     Interest (expense)                (71,238)        (24,000)        (94,136)        (44,567)        (93,768)
                                  ------------    ------------    ------------    ------------    ------------

Net (loss)                        $ (3,024,740)   $   (952,134)   $ (4,933,355)   $ (1,563,548)   $ (3,859,117)
                                  ============    ============    ============    ============    ============

Net (loss) per share:             $       (.13)   $       (.06)   $       (.25)   $       (.10)   $       (.22)
                                  ============    ============    ============    ============    ============
Weighted Average Shares
Outstanding                         22,912,531      14,893,100      20,048,755      14,852,275      17,673,901
                                  ============    ============    ============    ============    ============


                            See accompanying notes.

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended March 31, 1997 and 1996


                                                               SIX MONTHS ENDED MARCH 31,      TWELVE MONTHS ENDED
Cash flows from operating activities:                          1997                 1996    SEPTEMBER 30, 1996 (AUDITED)
                                                           -----------          ----------- ----------------------------
Net (loss)                                                 $(4,933,355)         $(1,563,549)         $(3,859,117)
Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
       Decrease in accounts receivable                          44,168              (62,892)            (179,392)
       Depreciation expense                                    259,821              132,541              192,836
       Amortization                                             47,719
       Increase (decrease) in accounts payable
         and accrued expenses                                  498,377              267,526              992,856
       Increase in accrued payroll and taxes                   244,897              122,285               93,685
       Increase in accrued interest to stockholder              61,793               20,000               69,639
       Stock issued for services                               116,250                 --                 78,000
       Other                                                   (43,023)              (4,308)            (111,032)
                                                           -----------          -----------          -----------

       Net cash (used in) operating activities              (3,658,645)          (1,088,397)          (2,722,525)
                                                                                                     -----------

Cash flows from investing activities:
     (Acquisition) of equipment                               (228,716)            (291,139)            (885,619)
     (Acquisition) of new business                            (572,737)                --                   --
                                                           -----------          -----------          -----------

       Net cash (used in) investing activities                (801,453)            (291,139)            (885,619)
                                                           -----------          -----------          -----------

Cash flows from financing activities:
     Cash proceeds from loans from stockholders              1,462,010              976,364              (48,915)
     Issuance of common stock                                3,151,997              122,475            3,277,373
     Proceeds from (repayment of) leases payable               (15,632)             (23,396)             (46,624)
     Proceeds from notes payable                                  --                   --                485,196
     Repayment of notes payable                                (75,576)                --                (13,264)
                                                           -----------          -----------          -----------

       Net cash provided by financing activities             4,522,799            1,075,443            3,653,766
                                                           -----------          -----------          -----------

Increase (decrease) in cash                                     17,993             (304,093)              45,622
Cash, beginning of period                                       51,546              155,744              155,744
                                                           -----------          -----------          -----------

Cash, end of period                                        $    69,539          $  (148,349)         $   201,366
                                                           ===========          ===========          ===========

Interest paid                                              $    71,238          $    24,000          $    21,066
                                                           ===========          ===========          ===========

Income taxes paid                                          $      --            $      --            $      --
                                                           ===========          ===========          ===========


                            See accompanying notes.

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)

NOTE A

         The accompanying consolidated financial statements include the accounts of TeleServices International Group Inc. ("TSIG") and its subsidiaries, Visitors Services International Corp. (wholly owned since September 26, 1996), American International Travel Agency, Inc. (wholly owned since December 6, 1996), and GuaranTee Time, Inc. (wholly owned since February 24, 1997). The consolidated group of companies are collectively referred to herein as "TSIG." All significant inter-company accounts and transactions have been eliminated.

         TSIG was incorporated in Florida on October 1, 1986, for the purpose of seeking potential business opportunities through the acquisition of an existing business. Prior to the acquisition, TSIG was a shell company with no material assets, liabilities or operations.

         Visitors Services International Corp. ("VSI") was incorporated in November, 1992 under the laws of the State of Florida and commenced operations in June 1993 to provide automated reservations and information services specifically designed to support the special needs of convention and visitors bureaus and other organizations.

         American International Travel Agency, Inc. ("AIT") was incorporated in 1977 in the State of Florida to provide retail leisure travel services, but has expanded its customer base to include commercial travel services. On December 6, 1996, TSIG consummated the acquisition of all the capital stock of AIT in exchange for 31,579 shares of common stock in Phoenix. The acquisition was accounted for under the purchase method. Results of operations were immaterial for the period December 6, 1996 through December 31, 1996.

         GuaranTee Time, Inc. ("GTT") was incorporated in 1995 in the State of Wisconsin to provide automated tee-time scheduling for daily-fee golf courses and their customers and commenced operations in March 1996 with their first local network of nine participating golf courses in Milwaukee, Wisconsin.

NOTE B

         The accompanying financial statements have been prepared by the Registrant without audit and are the responsibility of TSIG's management. The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, these financial statements do not include adjustments, if any, which might be necessary should TSIG be unable to continue as a going concern.

NOTE C

         The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Reference is made to the Form 10-KSB, for the fiscal year ended September 30, 1996 and consolidated financial statements of TSIG at September 30, 1996, included in its annual report on Form 10-KSB for such disclosures. Such Form 10-KSB, including without limitation financial statements, should be read in conjunction with the data herein.

NOTE D

         Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

NOTE E

         During December, 1996, TSIG, through VSI, acquired certain assets, assumed certain liabilities and acquired the operating business of Global Reservation Systems, Inc. ("GRS"), a Colorado corporation. GRS was in a business similar to VSI. As a part of the GRS business combination, TSIG agreed to issue up to 135,000 shares of TSIG common stock over a three year period contingent upon the acquired business achieving certain predetermined net income amounts and also achieving certain percentages of net income as a percent of revenue. The accompanying financial statements do not include the effect of the issuance of these shares due to these contingencies, the outcome of which cannot presently be determined.

         During January, 1997, TSIG, through VSI, acquired and took possession of all the assets of International Reservation Services, Limited ("IRSL") and intends to utilize all such assets to operate the former business of IRSL as the business of VSI. VSI acquired these assets from IRSL as a result of a bankruptcy proceeding of IRSL. IRSL filed a voluntary petition for relief under Chapter 11 of Title 11, USC, in the United States Bankruptcy Court District of Connecticut, case number 96-51396, on August 21, 1996. VSI was granted first priority lien on IRSL's assets, by replacing U.S. Transportation Systems, Inc. ("USTS") as senior lender to IRSL, when VSI paid to USTS the amount of $388,737.25, on January 20, 1997. Pursuant to Section 9-505 of the Uniform Commercial Code, VSI took possession and title to all of IRSL's assets, free and clear of liens, claims and encumbrances on January 21, 1997 in accordance with the Court's Order dated January 17, 1997, which Order permitted VSI to act as a "Replacement Lender" in the bankruptcy proceeding by paying the debts owed by IRSL to USTS and thereby succeeding to all right, title, and interest of USTS in and to any and all claims against IRSL and any and all collateral securing such claims and succeeding to all the rights of USTS, including the right to take immediate possession of all assets. VSI also paid $184,000 to the Connecticut Department of Development ("DED") on January 20, 1997, to remove the DED's secured claim lien on IRSL assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In December 1996, the Registrant acquired American International Travel Agency, Inc. (AIT). In February 1997, the Registrant acquired GuaranTEE Time, Inc. (GTT). In December 1996, Visitors Services International Corp.
(VSI), a subsidiary of the Registrant, acquired the assets of Global Reservation Systems, Inc. (GRS). In January 1997, VSI acquired all the assets of International Reservation Services, Limited (IRSL). The financial statements have been prepared on an historical cost, consolidated basis to reflect these acquisitions; the statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

         For the six months ended March 31, 1997, the Registrant had revenues of $848,605, compared to revenues of $256,708 for the six months ended March 31, 1996. This increase in revenues was due to increases in the number of calls received by the Registrant, which is primarily the result of the acquisition of AIT, GRS, and IRSL, as well as some increases from existing and new customers of VSI.

         Operating expenses for the six months ended March 31, 1997 were $5,773,860, compared to operating expenses of $1,779,722 during the six months ended March 31, 1996. These increases are the result of absorbing the operating spending of the acquisitions noted, as well as increased spending as a result of increased direct costs associated with the increased volumes noted above; expansion of the Registrant's call center operations in St. Petersburg; MIS (primarily related to the development and implementation of a new reservation system); Sales and Marketing (primarily sponsorship fees and increases in personnel); and General and Administrative (primarily increases in personnel). This spending is in support of the Registrant's growth plans, and is expected to continue at this level for the foreseeable future.

         The Registrant sustained a net loss of $4,933,355 for the six months ended March 31, 1997, compared to a net loss of $1,563,548 for the six months ended March 31, 1996. This increased loss was the result of increased spending noted above, partially offset by the increases in revenue. The Registrant expects these losses to continue for the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Registrant had stockholders equity (deficit) of $(1,609,616), compared with stockholders equity (deficit) of $(1,121,409) at March 31, 1996. Working Capital decreased from $(2,095,034) at March 31, 1996 to $(4,632,438) as of March 31, 1997. These decreases are the result of the operating losses noted above, which are expected to continue for the foreseeable future. The Registrant does not expect that the cash flow necessary to meet its near term liquidity needs will be available from operations, and the Registrant will require additional financing to continue operations. There is no assurance that this financing will be available in the amount required or available on terms which are satisfactory to the Registrant.

                          PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings:    None

ITEM 2.       Changes in Securities:

         On April 18, 1997, the Registrant filed Articles of Amendment with the Secretary of State of Florida, pursuant to Article IV of the Corporation's Articles of Incorporation, to designate 2,500,000 of the 10,000,000 authorized shares of $.001 par value Preferred Stock as Series A Convertible Preferred Stock, in accordance with the "Designation of Rights and Preferences of Series A Convertible Preferred Stock of TeleServices International Group Inc. dated March 31, 1997." This designation dated March 31, 1997 was subsequently deleted from the Articles of Incorporation and replaced with a designation dated April 28, 1997, as described below.

         On approximately May 5, 1997, the Registrant deleted the designation dated March 31, 1997 (described above) from its Articles of Incorporation by a subsequent amendment to its Articles of Incorporation with the Secretary of State of Florida, pursuant to Article IV of the Corporation's Articles of Incorporation, this time designating 3,000,000 of the 10,000,000 authorized shares of $.001 par value Preferred Stock as Series A Convertible Preferred Stock, in accordance with a revised designation entitled the "Designation of Rights and Preferences of Series A Convertible Preferred Stock of TeleServices International Group Inc. dated April 28, 1997." The designation dated April 28, 1997 supersedes and replaces in its entirety the previous designation dated March 31, 1997.

         As of the date of filing of this Form 10-QSB, no shares of Series A Convertible Preferred Stock have been issued. The Articles of Amendment to the Articles of Incorporation that were filed on approximately May 5, 1997 and included the designation dated March 31, 1997, have no substantive effect; so to avoid confusion, that amendment has not been included in the Articles of Incorporation, as amended and as currently in effect, which are being filed in as an exhibit hereto.

ITEM 3.       Defaults Upon Senior Securities:   None

ITEM 4.       Submissions of Matters to a Vote of Security Holders:

         On March 4, 1997, the Registrant, formerly known as Visitors Services International Corp., filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida to change its name to TeleServices International Group Inc. The name change was adopted on March 3, 1997, by resolution of the Board of Directors of the Registrant and the written consent of the stockholders, in accordance with Section 607.0704, Florida Statutes, representing a sufficient number of votes necessary to approve the amendment to the Articles of Incorporation. Under Florida law, stockholders representing a sufficient number of votes necessary to approve any given matter requiring stockholder approval may act by written consent without a meeting of stockholders and without requiring that the matter be submitted to a vote of all security holders.

ITEM 5.       Other Information:

         The following information relates to matters that occurred during the fiscal quarter covered by this Form 10-QSB for the quarter ended March 31, 1997:

Acquisitions of Assets of International Reservation Systems, Limited

         The Registrant, through a subsidiary corporation, Visitors Services International Corp. (formerly Visitors Services, Inc.) ("VSI"), acquired and took possession of all the assets of International Reservation Services, Limited ("IRSL") on January 21, 1997, and is utilizing all such assets to operate the former business of IRSL as the business of VSI. VSI acquired these assets from IRSL as a result of a bankruptcy proceeding of IRSL.

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

         The assets of IRSL consist primarily of equipment, accounts receivable, customer contracts and the rights to approximately one hundred "800" telephone numbers. The Registrant intends to utilize all such assets to operate the former business of IRSL as the business of VSI. The business, which began in 1992 as a destination database marketing service company, specializing in the provision of a centralized nationwide lodging reservation service and other travel related services. The business acts as a "transparent" service provider appearing to customers calling on dedicated 800 telephone numbers as the regional tourism agency, hospitality association, or commercial tourism organization that it has contracted with to provide the central reservation service for. The business provides the booking service seven days a week, twenty-four hours a day, and all reservation requests are responded to with live agents. Revenues from the business are derived from a 10% booking fee paid by the lodging properties for completed stays. The business also books airline tickets for travelers making lodging reservations, as well as auto rentals. The business is currently providing services for the Connecticut Department of Tourism, the Connecticut Lodging & Attractions Association, the Florida Division of Tourism, the Florida Hotel & Motel Association, the Massachusetts Lodging Associations, the New Hampshire Lodging & Restaurant Association, the State of New Hampshire - Office of tourism Development, the New Jersey Hotel & Motel Association, the New York State Division of Tourism, the New York State Hospitality & Tourism Association, the New York Thruway Authority, the Rhode Island Hospitality Association, the Vermont Lodging & Restaurant Association, the Tennessee Hotel & Motel Association, the Wisconsin Innkeepers Association, the Philadelphia Convention & Visitors Bureau, Westchester Convention & Visitors Bureau, Greater Woodstock Area Chamber of Commerce, Country Living Magazine, Getaways Magazine, National Golf Course Owners Association, Airways/Allstar Automobile Rentals, Random House/Fodor's and Mobil Travel Guides, Poconos Mountains Vacation Bureau, Mystic Coast & Country, US AMATEUR Sports Association, WORLDTEK, WORLDSPAN and Global Travel Services.

Acquisition of GuaranTEE Time, Inc.

         The Registrant acquired all of the outstanding capital stock of GuaranTEE Time, Inc. ("GTT") on February 24, 1997, in exchange for restricted common stock of the Registrant. Initially 100,000 shares of the Registrant were issued to the selling shareholders of GTT in exchange for their 100% interest in GTT. Up to an additional 500,000 shares of restricted common stock of the Registrant may be issued to the selling shareholders of GTT over the next three years if GTT's net income exceeds certain projections over that period of time. GTT is now a wholly owned subsidiary of the Registrant. The founders of GTT and key management personnel agreed to stay on as management of GTT.

         GTT was founded in 1995 with the idea of providing automated tee-time scheduling for daily-fee golf courses and their customers. The strategy was to provide the courses in a given area with a computerized tee-sheet and then connect these courses via a local network that would allow golfers to schedule a tee-time at any participating course by calling one centralized number. In March 1996, GTT started their first local network with nine participating golf courses in Milwaukee, Wisconsin. GTT's business plan called for setting up ten of these local networks (regions) by 1998. In 1996 the company also began development of a Point of Sale software module to compliment the tee-sheet software. GTT's business strategy is to offer a nationwide tee-time scheduling service through combined use of their proprietary tee scheduling software and a centralized 800 number.

ITEM 6.       Exhibits and Reports on Form 8-K:

(a)           Exhibits

       Exhibit Number       Description
       --------------       -----------

          2.1               Agreement and Plan of Reorganization between
                            Dynasty Capital Corporation and Visitors Services
                            International Corp., dated September 26, 1996. (2)

          2.2               Asset Purchase Agreement between Visitors Services
                            International Corp. and Global Reservation Systems,
                            Inc., dated December 23, 1996. (3)

          2.3               Stock Purchase Agreement between Visitors Services
                            International Corp. and GuaranTEE Time, Inc., dated
                            February 21, 1997. (4)

          3.3               Bylaws as restated October 18, 1996 (5)

          3.5 Articles of Incorporation, as amended and currently in effect. (1)

          27                Financial Data Schedule. (1)

--------------------------

(1)      Filed herewith.

(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.

(3) Incorporated by reference to Exhibit 2.2 to the registrant's Form 8-K dated December 23, 1996, and filed on February 27, 1997.

(4) Incorporated by reference to Exhibit 2.3 to the registrant's Form 8-K dated February 24, 1997, and filed on March 11, 1997.

(5) Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.


(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

         The Registrant filed a Current Report on Form 8-K on February 5, 1997, date of earliest event: January 21, 1997, reporting the Registrant's acquisition of all the assets of International Reservation Services, Limited.

         The Registrant filed a Current Report on Form 8-K on February 27, 1997, date of earliest event: December 23, 1996, reporting the Registrant's acquisition of the assets of Global Reservation Systems, Inc.

         The Registrant filed a Current Report on Form 8-K on March 11, 1997, date of earliest event: February 24, 1997, reporting that the Registrant (i) changed its name from Visitors Services International Corp. to TeleServices International Group Inc., and (ii) acquired all of the outstanding capital stock of GuaranTEE Time, Inc.

         The Registrant filed a Current Report on Form 8-K/A-1 on April 7, 1997, date of earliest event: January 21, 1997, reporting the Registrant's filing of an amendment to the Form 8-K providing the required financial statements of the acquisition of all the assets of International Reservation Services, Limited.

         The Registrant filed a Current Report on Form 8-K/A-1 on May 12,
1997, date of earliest event: February 24, 1997, reporting the Registrant's filing of an amendment to the Form 8-K providing the required financial statements of the acquisition of all the outstanding capital stock of GuaranTEE Time, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TELESERVICES INTERNATIONAL GROUP INC.


Dated:  May 15, 1997                  /s/ Robert P. Gordon
                                      -----------------------------------------
                                      Robert P. Gordon, Chairman and Director

                                      /s/ Raymond P. Wilson
                                      -----------------------------------------
                                      Raymond P. Wilson, Chief Financial Officer

                                 EXHIBIT INDEX



       Exhibit Number       Description
       --------------       -----------

          2.1               Agreement and Plan of Reorganization between
                            Dynasty Capital Corporation and Visitors Services
                            International Corp., dated September 26, 1996. (2)

          2.2               Asset Purchase Agreement between Visitors Services
                            International Corp. and Global Reservation Systems,
                            Inc., dated December 23, 1996. (3)

          2.3               Stock Purchase Agreement between Visitors Services
                            International Corp. and GuaranTEE Time, Inc., dated
                            February 21, 1997. (4)

          3.3               Bylaws as restated October 18, 1996 (5)

          3.5 Articles of Incorporation, as amended and currently in effect. (1)

          27                Financial Data Schedule. (1)

--------------------------

(1)      Filed herewith.

(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.

(3) Incorporated by reference to Exhibit 2.2 to the registrant's Form 8-K dated December 23, 1996, and filed on February 27, 1997.

(4) Incorporated by reference to Exhibit 2.3 to the registrant's Form 8-K dated February 24, 1997, and filed on March 11, 1997.

(5) Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.