Form 10QSB
period 1997-06-30
TELESERVICES INTERNATIONAL GROUP INC
filed 1997-08-14
CIK 808713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from                  to
                                            ----------------    --------------
             Commission file number: 33-11059-A

                     TELESERVICES INTERNATIONAL GROUP INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                FLORIDA                                   59-2773602
-------------------------------------------------------------------------------
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

       100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA 33701
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 895-4410
-------------------------------------------------------------------------------
                          (issuer's telephone number)

                     VISITORS SERVICES INTERNATIONAL CORP.
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 13, 1997, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 26,797,421 SHARES OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                     TELESERVICES INTERNATIONAL GROUP INC.
                                     INDEX


PART  I.          FINANCIAL  INFORMATION                                           Page
                                                                                   ----
         Item 1.      Financial Statements

                      Consolidated Balance Sheets
                           September 30, 1996 and
                           June 30, 1997 (Unaudited)                                 3

                      Unaudited Consolidated Statements of Operations
                           Three Months and Nine Months ended
                           June 30, 1997 and
                           June 30, 1996 and
                           Audited September 30, 1996                                4

                      Unaudited Consolidated Statements of Cash Flows
                           Nine Months ended
                           June 30, 1997 and
                           June 30, 1996 and
                           Audited September 30, 1996                                5

                      Notes to Financial Statements (Unaudited)                      6-7

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                       8

PART  II.         OTHER  INFORMATION                                                 9-10

SIGNATURE PAGE                                                                       11

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                JUNE 30, 1997      SEPT. 30, 1996
                                                                -------------      --------------
                                                                                     (Audited)
ASSETS
Current assets:
     Cash                                                        $   (238,053)     $     51,546
     Cash, restricted                                                 150,000           150,000
     Accounts receivable, net of allowance
         for doubtful accounts                                        343,723           266,494
     Other Current Assets                                             133,513            89,122
                                                                 ------------      ------------

         Total current assets                                         389,183           557,162

Investment in related party                                           341,223           357,052
Equipment, net of accumulated depreciation                          1,563,496         1,219,592
Goodwill                                                            1,572,989                --
Other assets                                                          558,983            27,155
                                                                 ------------      ------------

                  Total assets                                   $  4,425,874      $  2,160,961
                                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                          3,015,577      $  1,154,272
     Loans payable, stockholders                                    2,049,879           412,659
     Accrued interest payable, stockholders                           212,626            69,639
     Accrued payroll and taxes                                        248,691           123,718
     Unearned revenue                                                  15,904                --
     Unearned franchise fee                                           225,000                --
     Capital leases payable, current portion                          110,164            55,934
     Notes payable, current portion                                   268,636           147,202
                                                                 ------------      ------------

                  Total current liabilities                         6,146,477         1,963,424

Notes payable, net of current portion                                  66,138           324,730
Capital leases payable, net of current portion                        188,135            56,886
                                                                 ------------      ------------

                  Total liabilities                                 6,400,750         2,345,040
                                                                 ------------      ------------


Stockholders' (deficit):
     Preferred stock, $.001 par value
         None issued and outstanding                                       --                --
     Common stock, $.0001 par value                                     2,570             1,597
     Additional paid-in capital                                    11,352,284         5,676,066
     Accumulated (deficit)                                        (13,329,730)       (5,861,742)
                                                                 ------------      ------------
         Total stockholders' (deficit)                             (1,974,876)         (184,079)
                                                                 ------------      ------------
         Total liabilities and stockholders' (deficit)           $  4,425,874      $  2,160,961
                                                                 ============      ============



                             See accompanying notes

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              three and nine months ended June 30, 1997 and 1996


                                                                                                           TWELVE MONTHS ENDED
                                       THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,        SEPT. 30, 1996
                                          1997              1996              1997              1996            (AUDITED)
                                     ---------------   ---------------   ---------------   ---------------  ----------------
Total Revenues                       $       820,993   $       145,032   $     1,669,598   $       401,740   $       791,949
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Operating Expenses:
     Salaries and payroll taxes            1,713,992           479,311         3,915,742         1,385,114         2,227,669
     Contract services                       550,195           217,529         1,195,842           269,815           435,111
     Rent                                     54,363            (5,456)          257,616            74,568           145,040
     Telephone                               278,487           143,130           824,567           357,098           534,757
     Travel and entertainment                410,390            74,251         1,024,349           214,233           330,752
     Advertising and promotion              (322,123)           16,222           250,309            62,624            87,023
     Depreciation                            146,641            57,333           406,462           189,874           192,836
     Amortization                             50,639                --            98,358                --                --
     Other expenses                  $       637,117   $        51,635   $     1,320,316   $       260,352   $       611,906
                                     ---------------   ---------------   ---------------   ---------------   ---------------

     Total operating expenses              3,519,701         1,033,955   $     9,293,561   $     2,813,678   $     4,565,094
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Net (loss) from operations                (2,698,708)         (888,923)       (7,623,963)       (2,411,938)       (3,773,145)

Other income (expenses):
     Gain on sale of securities                   --                --            74,171                --                --
     Interest income                          22,980               967            34,845             5,000             7,796
     Interest (expense)                      (98,506)           (4,727)         (192,642)          (49,294)          (93,768)
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Net (loss)                           $    (2,774,234)  $      (892,683)  $    (7,707,589)  $    (2,456,232)  $    (3,859,117)
                                     ===============   ===============   ===============   ===============   ===============

Net (loss) per share:                $          (.11)  $          (.05)  $          (.36)  $          (.16)  $         ( .22)
                                     ===============   ===============   ===============   ===============   ===============

Weighted Average Shares                   24,930,706        16,767,230        21,573,898        15,836,465        17,673,901
Outstanding                          ===============   ===============   ===============   ===============   ===============


                            See accompanying notes.

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended June 30, 1997 and 1996

                                                                            NINE MONTHS ENDED JUNE 30,     TWELVE MONTHS ENDED
                                                                               1997           1996     SEPTEMBER 30, 1996 (AUDITED)
                                                                            -----------    ----------- ---------------------------
Cash flows from operating activities:
Net (loss)                                                                  $(7,707,589)   $(2,456,232)       $(3,859,117)
Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
       Decrease in accounts receivable                                            3,621        (24,983)          (179,392)
       Depreciation expense                                                     406,462        189,874            192,836
       Amortization                                                              98,358
       Prepaid Sponsorship Fee                                                 (500,000)
       Increase (decrease) in accounts payable
         and accrued expenses                                                 1,287,849        468,066            992,856
       Increase in accrued payroll and taxes                                    124,973         21,245             93,685
       Increase in accrued interest to stockholder                              142,987         33,503             69,639
       Stock issued for services                                                256,444         60,000             78,000
       Other                                                                   (176,955)       (59,134)          (111,032)
                                                                            -----------    -----------        -----------

       Net cash (used in) operating activities                               (6,063,850)    (1,767,661)        (2,722,525)
                                                                            -----------    -----------        -----------

Cash flows from investing activities:
     (Acquisition) of equipment                                                (516,358)      (393,616)          (885,619)
     (Acquisition) of new business                                             (572,737)            --                 --
                                                                            -----------    -----------        -----------

       Net cash (used in) investing activities                               (1,089,095)      (393,616)          (885,619)
                                                                            -----------    -----------        -----------

Cash flows from financing activities:
     Cash proceeds from loans from stockholders                               1,469,278        359,535            (48,915)
     Issuance of common stock                                                 5,420,747      1,681,512          3,277,373
     Proceeds from (repayment of) leases payable                                185,479        (35,514)           (46,624)
     Proceeds from notes payable                                                     --             --            485,196
     Repayment of notes payable                                                (212,158)            --            (13,264)
                                                                            -----------    -----------        -----------

       Net cash provided by financing activities                              6,863,346      2,005,533          3,653,766
                                                                            -----------    -----------        -----------

Increase (decrease) in cash                                                    (289,599)      (155,744)            45,622
Cash, beginning of period                                                        51,546        155,744            155,744
                                                                            -----------    -----------        -----------

Cash, end of period                                                         $  (238,053)   $        --        $   201,366
                                                                            ===========    ===========        ===========

Interest paid                                                               $   192,642    $    10,791        $    21,066
                                                                            ===========    ===========        ===========

Income taxes paid                                                           $        --    $        --        $        --
                                                                            ===========    ===========        ===========


                             See accompanying notes

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

NOTE A

         The accompanying consolidated financial statements include the accounts of TeleServices International Group Inc. ("TSIG") and its subsidiaries, Visitors Services International Corp. (acquired on September 26,
1996), American International Travel Agency, Inc. (wholly owned since December 6, 1996), and GuaranTEE Time, Inc. (wholly owned since February 24, 1997). The consolidated group of companies are collectively referred to herein as "TSIG." All significant inter-company accounts and transactions have been eliminated.

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

         American International Travel Agency, Inc. ("AIT") was incorporated in 1977 in the State of Florida to provide retail leisure travel services, but has expanded its customer base to include commercial travel services. On December 6, 1996, TSIG consummated the acquisition of all the capital stock of AIT in exchange for 31,579 shares of common stock in Phoenix Information Systems Corp., an affiliated entity. The acquisition was accounted for under the purchase method. Results of operations were immaterial for the period
December 6, 1996 through December 31, 1996.

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

NOTE C

         The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Reference is made to the Form 10-KSB for the fiscal year ended September 30, 1996 and consolidated financial statements of TSIG at September 30, 1996, included in its annual report on Form 10-KSB for such disclosures. Such Form 10-KSB, including without limitation financial statements, should be read in conjunction with the data herein.

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

NOTE F

         On August 8, 1997, an additional 1,100,000 shares of common stock were issued to Robert P. Gordon upon the exercise of options. This issuance reduced the amount of loans owed to Mr. Gordon by $2,325,000.

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

         For the nine months ended June 30, 1997, the Registrant had revenues of $1,669,598, compared to revenues of $401,740 for the nine months ended June 30, 1996. This increase in revenues was due to increases in the number of calls received by the Registrant, which is primarily the result of the acquisition of AIT, GRS, and IRSL, as well as some increases from existing and new customers of VSI.

         Operating expenses for the nine months ended June 30, 1997 were $9,293,561, compared to operating expenses of $2,813,678 during the nine months ended June 30, 1996. These increases are the result of absorbing the operating spending of the acquisitions noted, as well as increased spending as a result of higher direct costs associated with the rising volumes noted above; expansion of the Registrant's call center operations in St. Petersburg; MIS (primarily related to the development and implementation of a new reservation system); Sales and Marketing (primarily sponsorship fees and increases in personnel); and General and Administrative (primarily increases in personnel). This spending is in support of the Registrant's growth plans, and is expected to continue at this level for the foreseeable future.

         The Registrant sustained a net loss of $7,707,589 for the nine months ended June 30, 1997, compared to a net loss of $2,456,232 for the nine months ended June 30, 1996. This increased loss was the result of additional spending noted above, partially offset by the increases in revenue. The Registrant expects these losses to continue for the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Registrant had stockholders equity (deficit) of $(1,974,876), compared with stockholders equity (deficit) of $(394,960) at June 30, 1996. Working Capital decreased from $(1,415,398) at June 30, 1996 to $(5,757,294) as of June 30, 1997. These decreases are the result of the operating losses noted above, which are expected to continue for the foreseeable future. The Registrant does not expect that the cash flow necessary to meet its near term liquidity needs will be available from operations, and the Registrant will require additional financing to continue operations. There is no assurance that this financing will be available in the amount required or available on terms which are satisfactory to the Registrant.

                          PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings:    None

ITEM 2.       Changes in Securities:

         On June 12, 1997 the Registrant issued 201,645 shares of restricted common stock to complete the share-for-share exchange offer with the remaining minority interest shareholders of the Registrant's subsidiary, Visitors Services International Corp. ("VSI"). The exchange offer, which commenced on September 26, 1996, did not involve the use of underwriters or the payment of any commissions. The Registrant believes that the exchange offer was exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Registrant now owns 100% of VSI.

ITEM 3.       Defaults Upon Senior Securities:   None

ITEM 4.       Submissions of Matters to a Vote of Security Holders:    None

ITEM 5.       Other Information:

         The following information relates to matters that occurred both during and after the fiscal quarter covered by this Form 10-QSB for the quarter ended June 30, 1997:

A. MATTERS RELATED TO THE "VISITORS SERVICES, INC. EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLAN" (THE "VSI PLAN")

         On February 28, 1997 Mr. Gordon was granted 1,000,000 options under the VSI Plan eligible to purchase shares registered on Form S-8 at an exercise price of $2.25 per share. Mr. Gordon exercised these options on May 27, 1997.

         On June 12, 1997 Robert P. Gordon, Chairman, was granted 500,000 options under the VSI Plan eligible to purchase shares registered on Form S-8 at an exercise price of $2.25 per share. Mr. Gordon exercised these options on August 8, 1997.

         On August 1, 1997, the Registrant increased the number of shares eligible to be issued under the VSI Plan from 7,500,000 to 10,000,000 shares of common stock of the Registrant.

         On August 6, 1997 Robert P. Gordon, Chairman, was granted an additional 1,500,000 options under the VSI Plan and eligible to purchase shares registered on Form S-8 at an exercise price of $2.00 per share. Mr. Gordon exercised 600,000 of these options on August 8, 1997.

         In total, 2,100,000 shares were issued to Mr. Gordon as a result of the exercise of options described above, which resulted in a cancellation of debt of $4,575,000 owed to Mr. Gordon for loans made to the Registrant.

B.       LOANS FROM THIRD-PARTY LENDERS

         On July 21, 1997 the issued Registrant borrowed $450,000 from a group of unaffiliated, third-party lenders. The debt is evidenced by a series of six-month promissory notes, and is secured by marketable securities in the name of the Registrant's subsidiary, VSI, and the personal guarantee of Robert P. Gordon.

ITEM 6.       Exhibits and Reports on Form 8-K:

(a)           Exhibits

        Exhibit
        Number         Description
        -------        -----------

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

          2.2 Asset Purchase Agreement between Visitors Services International Corp. and Global Reservation Systems, Inc., dated December 23, 1996. (3)

          2.3 Stock Purchase Agreement between Visitors Services International Corp. and GuaranTEE Time, Inc., dated February 21, 1997. (4)

          3.3  Bylaws as restated October 18, 1996 (5)

          3.5  Articles of Incorporation, as amended and currently in effect.
               (1)

          27   Financial Data Schedule. (6)



--------------------------

(1) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ending March 31, 1997.
(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.
(3) Incorporated by reference to Exhibit 2.2 to the registrant's Form 8-K dated December 23, 1996, and filed on February 27, 1997.
(4) Incorporated by reference to Exhibit 2.3 to the registrant's Form 8-K dated February 24, 1997, and filed on March 11, 1997.
(5) Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.
(6)  Filed herewith.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

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


                                    TELESERVICES INTERNATIONAL GROUP INC.


Dated:  August 14, 1997             /s/ Robert P. Gordon
                                    -------------------------------------------
                                    Robert P. Gordon, Chairman and Director

                                    /s/ Raymond P. Wilson
                                    -------------------------------------------
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

          2.2  Asset Purchase Agreement between Visitors Services International
               Corp. and Global Reservation Systems, Inc., dated December 23,
               1996. (3)

          2.3  Stock Purchase Agreement between Visitors Services International
               Corp. and GuaranTEE Time, Inc., dated February 21, 1997. (4)

          3.3  Bylaws as restated October 18, 1996 (5)

          3.5  Articles of Incorporation, as amended and currently in effect.
               (1)

          27   Financial Data Schedule

--------------------------

(1) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ending March 31, 1997.
(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.
(3) Incorporated by reference to Exhibit 2.2 to the registrant's Form 8-K dated December 23, 1996, and filed on February 27, 1997.
(4) Incorporated by reference to Exhibit 2.3 to the registrant's Form 8-K dated February 24, 1997, and filed on March 11, 1997.
(5) Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.
(6)  Filed herewith.