Form 10QSB
period 1996-12-31
TELESERVICES INTERNATIONAL GROUP INC
filed 1997-10-10
CIK 808713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [   ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

     [ X ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                             For the transition period from
                             October 1, 1996 to December 31, 1996
                             Commission file number:  33-11059-A


                     TELESERVICES INTERNATIONAL GROUP INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


      Florida                                             59-2773602
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



      100 Second Avenue South, Suite 1000, St. Petersburg, Florida  33701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 895-4410
--------------------------------------------------------------------------------
                          (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 1997, of the issuer's Common Stock, $.0001 par value, there were 27,744,453 shares outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]     No [X]

        On August 26, 1997 the Board of Directors of the Registrant elected to change the Registrant's annual accounting period from one ending on September 30 of each year to a fiscal year ending on December 31 of each year, which resulted in a transition period from October 1, 1996 to December 31, 1996. Because the transition period is identical to the first quarter of the Registrant's old fiscal year, this transition report covering the transition period from October 1, 1996 to December 31, 1996 incorporates by reference the information contained in the Form 10-QSB for the quarter ended December 31, 1996, as follows:

PART  I.         FINANCIAL  INFORMATION

Item 1. Financial Statements:

        the Registrant incorporates by reference Part I, Item 1 of the Registrant's report on Form 10-QSB for the quarter ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        The Registrant incorporates by reference Part I, Item 2 of the Registrant's report on Form 10-QSB for the quarter ended December 31, 1996.


PART  II.        OTHER INFORMATION

Item 1. Legal Proceedings:

        None.

Item 2. Changes in Securities:

        The Registrant incorporates by reference Part II, Item 2 of the Registrant's report on Form 10-QSB for the quarter ended December 31, 1996.

Item 3. Defaults Upon Senior Securities:

        None.

Item 4. Submissions of Matters to a Vote of Security Holders:

        The Registrant incorporates by reference Part II, Item 4 of the Registrant's report on Form 10-QSB for the quarter ended December 31, 1996.

Item 5. Other Information:

        The Registrant incorporates by reference Part II, Item 5, Part A of the Registrant's report on Form 10-QSB for the quarter ended December 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

Exhibit Number       Description
--------------       -----------
     2.1             Agreement and Plan of Reorganization between Dynasty
                     Capital Corporation and Visitors Services, Inc., dated
                     September 26, 1996 (1)

     3.3             Bylaws as restated October 18, 1996 (2)

     3.5 Articles of Incorporation, as amended and currently in effect. (3)

     99.1            Form 10-QSB for the period ended December 31, 1996 (4)

--------------------------

(1) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.

(2) Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.

(3) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ending March 31, 1997.

(4) Incorporated by reference to the Registrant's interim report on Form 10-QSB for the period ended December 31, 1996.


(b)     Reports on Form 8-K.

        The following reports on Form 8-K were filed during the transition period from October 1, 1996 to December 31, 1996:

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


                                        TELESERVICES INTERNATIONAL GROUP INC.


Dated:  October 10, 1997                /s/ Stephen G. McLean
                                        ----------------------------------------
                                        Stephen G. McLean,
                                        Chief Executive Officer and Director


                                        /s/ Raymond P. Wilson
                                        ----------------------------------------
                                        Raymond P. Wilson,
                                        Chief Financial Officer

                                 Exhibit Index


                                                                                            Sequentially
                                                                                             Numbered
Exhibit Number       Description                                                                Page
--------------       -----------                                                            ------------
     2.1             Agreement and Plan of Reorganization between Dynasty
                     Capital Corporation and Visitors Services, Inc., dated
                     September 26, 1996 (1)

     3.3             Bylaws as restated October 18, 1996 (2)

     3.5 Articles of Incorporation, as amended and currently in effect. (3)

     99.1            Form 10-QSB for the period ended December 31, 1996 (4)


--------------------------

(1) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.

(2) Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.

(3) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ending March 31, 1997.

(4) Incorporated by reference to the Registrant's interim report on Form 10-QSB for the period ended December 31, 1996.