Form 10QSB
period 1997-09-30
TELESERVICES INTERNATIONAL GROUP INC
filed 1997-11-14
CIK 808713

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


(MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1997

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________ Commission file number: 33-11059-A


                    TELESERVICES INTERNATIONAL GROUP INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 13, 1997, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 28,787,557 SHARES OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

                     TELESERVICES INTERNATIONAL GROUP INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----
     Item 1.   Financial Statements

               Consolidated Balance Sheets
                   December 31, 1996 and
                   September 30, 1997                                      3

               Unaudited Consolidated Statements of Operations
                   Three Months and Nine Months ended
                   September 30, 1997 and
                   September 30, 1996 and
                   December 31, 1996                                       4

               Unaudited Consolidated Statements of Cash Flows
                   Nine Months ended
                   September 30, 1997 and
                   September 30, 1996 and
                   December 31, 1996                                       5

               Notes to Financial Statements (Unaudited)                   6-7

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8

PART II.  OTHER INFORMATION                                                9-11

SIGNATURE PAGE                                                             12

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                      Sept. 30, 1997     Dec. 31, 1996
                                                      --------------     -------------
                                                                          (Unaudited)
ASSETS
Current assets:
   Cash                                                 $     81,111       $   119,130
   Cash, restricted                                          175,000           150,000
   Accounts receivable, net of allowance
      for doubtful accounts                                  514,348           136,947
   Other Current Assets                                      243,686           128,300
                                                        ------------       -----------
      Total current assets                                 1,014,145           534,377

Investment in related party                                  341,223           341,223
Equipment, net of accumulated depreciation                 1,661,952         1,286,306
Goodwill                                                   1,403,867           429,390
Other assets                                                 628,726            15,403
                                                        ------------       -----------
         Total assets                                   $  5,069,713       $ 2,606,689
                                                        ============       ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                $  3,613,800       $ 1,436,768
   Loans payable, stockholders                               281,963           631,389
   Accrued interest payable, stockholders                    110,571            80,748
   Loans payable, other                                      450,000                --
   Accrued payroll and taxes                                 361,240           211,380
   Unearned revenue                                           17,650                --
   Franchise fee payable                                     225,000                --
   Capital leases payable, current portion                   103,186            57,472
   Notes payable, current portion                            264,348           148,909
                                                        ------------       -----------
         Total current liabilities                         5,447,758         2,565,616

Notes payable, net of current portion                        176,101           283,848
Capital leases payable, net of current portion                32,918            53,504
                                                        ------------       -----------
         Total liabilities                                 5,656,777         2,902,968
                                                        ------------       -----------

Stockholders' (deficit):
   Preferred stock, $.001 par value
      None issued and outstanding                                 --                --
   Common stock, $.0001 par value                              2,774             2,120
   Additional paid-in capital                             15,569,645         7,225,420
   Accumulated (deficit)                                 (16,159,483)       (7,523,809)
                                                        ------------       -----------
      Total stockholders' (deficit)                         (587,064)         (296,269)
                                                        ------------       -----------
      Total liabilities and stockholders' (deficit)     $  6,069,713       $ 2,606,699
                                                        ============       ===========

                             See accompanying notes

            TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             three and nine months ended Sept. 30, 1997 and 1996


                                                                                                       TWELVE MONTHS
                                THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SPET. 30,                ENDED
                                   1997            1996            1997            1996                DEC. 31, 1996
                                -----------     -----------     -----------     -----------             (UNAUDITED)
                                                                                                        -----------
Total Revenues                  $ 1,005,720     $   390,209     $ 2,418,584     $   707,264             $   963,998
                                -----------     -----------     -----------     -----------             -----------

Operating Expenses:
  Salaries and payroll taxes      1,624,590         842,555       4,739,656       1,879,861               2,680,537
  Contract services                 202,070         165,296       1,228,274         395,769                 565,407
  Rent                               85,295          70,472         277,548         108,555                 173,918
  Telephone                         444,529         177,659       1,027,901         482,938                 724,133
  Travel and entertainment          305,670         116,519       1,020,401         270,425                 580,043
  Advertising and promotion         100,940          24,399         115,063          77,934                 314,120
  Depreciation                      196,827           2,962         529,771         144,225                 217,743
  Amortization                       49,632            --           147,990            --                      --
  Other expenses                $   791,456     $   351,554     $ 1,783,457     $   526,968             $   855,283
                                -----------     -----------     -----------     -----------             -----------
  Total operating expenses        3,801,009       1,751,416     $10,870,061     $ 3,886,675             $ 6,111,184
                                -----------     -----------     -----------     -----------             -----------
Net (loss) from operations       (2,795,289)     (1,361,207)     (8,451,477)     (3,179,411)             (5,147,186)

Other income (expenses):
  Gain on sale of securities           --              --              --              --                    74,171
  Interest income                     2,804           2,796          29,762           4,910                  12,797
  Interest (expense)                (44,217)        (44,474)       (213,961)        (73,201)                (96,099)
                                -----------     -----------     -----------     -----------             -----------

Net (loss)                      $(2,836,702)    $(1,402,885)    $(8,635,676)    $(3,247,702)            $(5,156,317)
                                ===========     ===========     ===========     ===========             ===========

Net (loss) per share:           $(      .10)    $(      .08)    $(      .34)    $(      .19)            $(      .30)
                                ===========     ===========     ===========     ===========             ===========
Weighted Average Shares
  Outstanding                    26,683,437      16,727,886      24,708,414      16,298,705              16,721,242
                                ===========     ===========     ===========     ===========             ===========

                            See accompanying notes.

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended Sept 30, 1997 and 1996

                                                    Nine Months Ended Sept 30,       Twelve Months Ended
                                                     1997               1996      December 31, 1996 (Unaudited)
                                                  -----------        -----------  -----------------------------
Cash flows from operating activities:

Net (loss)                                        $(8,635,676)       $(3,247,702)        $(5,156,317)
Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
    Decrease in accounts receivable                  (296,551)          (204,489)            (74,942)
    Depreciation expense                              529,771            144,225             217,743
    Amortization                                      147,990
    Prepaid Sponsorship Fee                          (500,000)
    Increase (decrease) in accounts payable
      and accrued expenses                          2,029,576            877,477             733,973
    Increase in accrued payroll and taxes             169,860             85,952             173,614
    Increase in accrued interest to stockholder        30,123             49,639              60,448
    Stock issued for services                         349,008             78,000              78,000
    Other                                              20,034           (109,697)           (163,928)
                                                  -----------        -----------         -----------

    Net cash (used in) operating activities        (6,155,865)        (2,326,595)         (4,131,409)

Cash flows from investing activities:
  (Acquisition) of equipment                         (824,837)          (747,370)           (764,174)
  (Acquisition) of new business                      (572,737)                --                  --
                                                  -----------        -----------         -----------

    Net cash (used in) investing activities        (1,397,574)          (747,370)           (754,174)
                                                  -----------        -----------         -----------

Cash flows from financing activities:
  Cash proceeds from loans from stockholders         (517,318)          (565,633)           (347,163)
  Issuance of common stock                          7,995,870           3,277,373           4,827,250
  Proceeds from (repayment of) leases payable         225,925            (48,624)            (48,624)
  Proceeds from notes payable                              --            485,196             485,196
  Repayment of notes payable                         (189,057)           (13,284)            (52,438)
                                                  -----------        -----------         -----------

    Net cash provided by financing activities       7,515,420          3,136,848           4,666,230
                                                  -----------        -----------         -----------

Increase (decrease) in cash                           (38,019)            62,883             (19,353)
Cash, beginning of period                             119,130            138,483             138,483
                                                  -----------        -----------         -----------

Cash, end of period                               $    81,111        $   201,308         $   119,130
                                                  ===========        ===========         ===========

Interest paid                                     $   192,642        $       499         $    28,397
                                                  ===========        ===========         ===========

Income taxes paid                                 $        --        $        --         $        --
                                                  ===========        ===========         ===========


                            See accompanying notes.

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

NOTE A

     The accompanying consolidated financial statements include the accounts to TeleServices International Group Inc. ("TSIG") and its subsidiaries, Visitors Services International Corp. (acquired on September 26, 1996), American International Travel Agency, Inc. (wholly owned since December 6, 1996), and GuaranTEE Time, Inc. (wholly owned since February 24, 1997). The consolidated group of companies are collectively referred to herein as "TSIG." All significant inter-company accounts and transactions have been eliminated.

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

     American International Travel Agency, Inc. ("AIT") was incorporated in 1977 in the State of Florida to provide retail leisure travel services, but has expended its customer base to include commercial travel services. On December 6, 1996, TSIG consummated the acquisition of all the capital stock of AIT in exchange for 31,579 shares of common stock in Phoenix. The acquisition was accounted for under the purchase method. Results of operations were immaterial for the period December 6, 1996 through December 31, 1996.

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

NOTE E

     During December, 1996, TSIG, through VSI, acquired certain assets, assumed certain liabilities and acquired the operating business of Global Reservation Systems, Inc. ("GRS"), a Colorado corporation. GRS was in a business similar to VSI. As a part of the GRS business combination, TSIG agreed to issue up to 135,000 share of TSIG common stock over a three year period contingent upon the acquired business achieving certain predetermined net income amounts and also achieving certain percentages of net income as a percent of revenue. The accompanying financial statements do not include the effect of the issuance of these shares due to these contingencies, the outcome of which cannot presently be determined.

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

NOTE F

     On August 26, 1997, TSIG changed its annual accounting period from one ending on September 30 of each year to a fiscal year ending on December 31 of each year. As a result, the financial statements have been recast to reflect this change.

NOTE G

On October 3, 1997, TSIG caused GuaranTee Time, Inc. ("GTT") to sell substantially all of its assets to an unaffiliated third party. Total consideration received by TSIG and GTT in the transaction consisted of the following: $30,000 in earnest money plus $436,012 in cash; Buyer's promissory note in the amount of $150,000; Buyer's assumption of certain payments aggregating $35,000; and Buyer's assumption of certain liabilities, up to an aggregate of $433,000.

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

     On August 26, 1997, the Registrant changed its annual accounting period from one ending on September 30 of each year to a fiscal year ending on December 31 of each year. As a result, the financial statements have been recast to reflect this change. A report covering the transition period between October 1, 1996 and December 31, 1996 was filed on Form 10-QSB on October 10, 1997. Audited financial statements for the transition period will be filed with the Registrant's Form 10-KSB for the year ended December 31, 1997.

     For the nine months ended September 30, 1997, the Registrant had revenues of $2,418,584, compared to revenues of $707,264 for the nine months ended September 30, 1996. This increase in revenues was due to increases in the number of calls received by the Registrant, which is primarily the result of the acquisition of AIT, GRS, and IRSL, as well as some increases from existing and new customers of VSI.

     Operating expenses for the nine months ended September 30, 1997 were $10,870,061, compared to operating expenses of $3,886,675 during the nine months ended September 30, 1996. These increases are the result of absorbing the operating spending of the acquisitions noted, as well as increased spending as a result of higher direct costs associated with the rising volumes noted above, expansion of the Registrant's call center operations in St. Petersburg; MIS (primarily related to the development and implementation of a new reservation system); Sales and Marketing (primarily sponsorship fees and increases in personnel); and General and Administrative (primarily increases in personnel). This spending is in support of the Registrant's growth plans, and is expected to continue at this level for the foreseeable future.

     The Registrant sustained a net loss of $8,635,676 for the nine months ended September 30, 1997, compared to a net loss of $3,247,702 for the nine months ended September 30, 1996. This increased loss was the result of additional spending noted above, partially offset by the increases in revenue. The Registrant expects these losses to continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Registrant had stockholders equity (deficit) of $(587,064), compared with stockholders equity (deficit) of $(184,079) at September 30, 1996. Working Capital decreased from $(1,406,262) at September 30, 1996 to $(4,433,613) as of September 30, 1997. These decreases are the result of the operating losses noted above, which are expected to continue for the foreseeable future. The Registrant does not expect that the cash flow necessary to meet its near term liquidity needs will be available from operations, and the Registrant will require additional financing to continue operations. There is no assurance that this financing will be available in the amount required or available on terms which are satisfactory to the Registrant.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings:  None.

ITEM 2.  Changes in Securities:  None.

ITEM 3.  Defaults Upon Senior Securities:  None.

ITEM 4.  Submissions of Matters to a Vote of Security Holders:  None.

ITEM 5.  Other Information:

     The following information relates to matters that occurred both during and after the quarter ended September 30, 1997:

A. MATTERS RELATED TO THE "VISITORS SERVICES, INC. EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLAN" (THE "VSI PLAN")

     On August 1, 1997, the Registrant increased the number of shares eligible to be issued under the VSI Plan from 7,500,000 to 10,000,000 shares of common stock of the Registrant, and the VSI Plan was restated to reflect this increase.

     On August 12, 1997, the Registrant filed a supplement to the reoffer prospectus relating to the VSI Plan under cover of a Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 (Registration No. 333-22093) filed on February 20, 1997 in connection with the registration of shares of common stock of the Registrant eligible to be issued under the VSI Plan. The purpose of the supplement to the reoffer prospectus was to identify additional "control securities" eligible for resale by Robert P. Gordon, Chairman.

     On October 20, 1997, the Registrant filed a Registration Statement on Form S-8 (Registration No. 33-38263) to register an additional 5,000,000 shares of common stock for issuance under the VSI Plan.

B. MATTERS RELATED TO THE REGISTRANT'S "EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLAN" (THE "TSIG PLAN")

     On September 22, 1997, the Registrant increased the number of shares eligible to be issued under the TSIG Plan from 3,600,000 to 10,000,000 shares of common stock of the Registrant, and the TSIG Plan was restated to reflect this increase.

     On September 30, 1997, the Registrant filed a Registration Statement on Form S-8 (Registration No. 33-36797) to register an additional 6,400,000 shares of common stock for issuance under the TSIG Plan.

C.   LOANS FROM THIRD-PARTY LENDERS

     On July 21, 1997 the registrant borrowed $450,000 from a group of unaffiliated, third-party lenders. The debt is evidenced by a series of six-month promissory notes, all of which are due January 17, 1998, and is secured by 920,000 shares of common stock of Phoenix Information Systems Corp. ("PHXS"), an affiliated entity. Of the 920,000 shares of PHXS pledged as collateral; 682,525 are in the name of the registrant's subsidiary, Visitors Services International Corp. ("VSI"); 27,052 are in the name of Robert P. Gordon, Chairman; and 210,423 shares are in the name of Heaven International, Inc., a private corporation controlled by Mr. Gordon. Furthermore, repayment of the notes is personally guaranteed by Mr. Gordon.

     The terms of the loan provided that the value of the collateral pledged to secure the loan must remain above 70% of its value as of July 21, 1997. During the quarter ended September 30, 1997, the value of the collateral declined to less than the allowable level, requiring Mr. Gordon to post additional collateral acceptable to the lenders. The lenders were willing to accept the additional collateral offered by Mr. Gordon, specifically 100,000 shares of common stock of the Registrant registered in the name of Mr. Gordon, on the condition that the Registrant pre-pay the notes in cash or, alternatively, that the collateral be sold to satisfy the notes. As a result, the Registrant made a cash payment of $90,000 and caused VSI to sell 477,525 shares of PHXS in October 1997, for net proceeds of approximately $215,000 for the benefit of the lenders and in repayment of a portion of the notes. The lenders are now permitted to sell the remaining 442,475 shares of PHXS on their own accounts and credit the net proceeds from any such sales against the remaining principal and redemption premium of the notes. The 100,000 shares of common stock of the Registrant may only be sold if the proceeds from the sale of the PHXS shares are not adequate to repay the notes.

D.   SALE OF ASSETS.

     The Registrant disposed of substantially all of the assets of its wholly-owned subsidiary, GuaranTEE Time, Inc. ("GTT") on October 3, 1997, following a sale by GTT (as seller) of substantially all of its assets to Guarantee Time Acquisitions, Inc., an unaffiliated third-party. The Registrant intends to change the name of GTT to "TSIG Development Corp." The complete terms of the transaction were reported on Form 8-K dated October 3, 1997, and filed on October 20, 1997.

ITEM 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits

     Exhibit Number      Description
     --------------      -----------

          2.1 Agreement and Plan of Reorganization between Dynasty Capital Corporation and Visitors Services International Corp., dated September 26, 1996.(2)

          2.2 Asset Purchase Agreement between Visitors Services International Corp. and Global Reservation Systems, Inc., dated December 23, 1996.(3)

          2.3 Stock Purchase Agreement between Visitors Services International Corp. and Guarantee Time, Inc., dated February 21, 1997.(4)

          2.4 Agreement for Purchase of Assets of Guarantee Time, Inc. between Guarantee Time, Inc., TeleServices International Group Inc., and Guarantee Time Acquisition, Inc., dated October 3, 1997.(5)

          3.3            Bylaws as restated October 18, 1996(6)

          3.5 Articles of Incorporation, as amended and currently in effect.(1)

         27              Financial Data Schedule.(7)
____________________

(1) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ending March 31, 1997.
(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.
(3) Incorporated by reference to Exhibit 2.2 to the registrant's Form 8-K dated December 23, 1996, and filed on February 27, 1997.
(4) Incorporated by reference to Exhibit 2.3 to the registrant's Form 8-K dated February 24, 1997, and filed on March 11, 1997.
(5) Incorporated by reference to Exhibit 2.4 to the registrant's Form 8-K dated October 3, 1997, and filed on October 20, 1997.
(6) Incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.
(7)  Filed herewith.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

     The Registrant filed a Current Report on Form 8-K on August 27, 1997, date of earliest event: August 26, 1997, reporting that the Board of Directors of the Registrant elected to change the Registrant's annual accounting period from one ending on September 30 of each year to a fiscal year ending on December 31 of each year. The report covering the transition period between October 1, 1996 and December 31, 1996 was filed on Form 10-QSB on October 10, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TELESERVICES INTERNATIONAL GROUP INC.

Dated: November 14, 1997                /s/ Stephen G. McLean
                                        ---------------------------------------
                                        Robert P. Gordon, Chief Executive
                                        Officer and Director

                                        /s/ Raymond P. Wilson
                                        ---------------------------------------
                                        Raymond P. Wilson, Chief Financial
                                        Officer

                                 EXHIBIT INDEX



     Exhibit Number      Description
     -------------       -----------

          2.1 Agreement and Plan of Reorganization between Dynasty Capital Corporation and Visitors Services International Corp., dated September 26, 1996.(2)

          2.2 Asset Purchase Agreement between Visitors Services International Corp. and Global Reservation Systems, Inc., dated December 23, 1996.(3)

          2.3 Stock Purchase Agreement between Visitors Services International Corp. and Guarantee Time, Inc., dated February 21, 1997.(4)

          2.4 Agreement for Purchase of Assets of Guarantee Time, Inc. between Guarantee Time, Inc., TeleServices International Group Inc. and Guarantee Time Acquisition, Inc., dated October 3, 1997.(5)

          3.3            Bylaws as restated October 18, 1996.(6)

          3.5 Articles of Incorporation, as amended and currently in effect.(1)

          27             Financial Data Schedule.(7)

----------------

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

(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.

(3) Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K dated December 23, 1996, and filed on February 27, 1997.

(4) Incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K dated February 24, 1997, and filed on March 11, 1997.

(5) Incorporated by reference to Exhibit 2.4 to the Registrant's Form 8-K dated October 3, 1997, and filed on October 20, 1997.

(6) Incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.

(7)  Filed herewith.