Form 10KSB
period 1997-12-31
TELESERVICES INTERNATIONAL GROUP INC
filed 1998-04-15
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                       Commission file number: 33-11059-A
                                              -----------

                      TELESERVICES INTERNATIONAL GROUP INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           FLORIDA                                           59-2773602
----------------------------------                       -------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA         33701
------------------------------------------------------------      -----------
  (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:   (813) 895-4410
                          --------------------

Securities registered under Section 12(b) of the Exchange Act:   NONE
                                                                 ----

Securities registered under Section 12(g) of the Exchange Act:   NONE
                                                                 ----

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $2,365,042
                                                              ----------

     As of March 31, 1998, the aggregate market value of the voting stock held by non-affiliates, approximately 27,780,283 shares of Common Stock, $.0001 par value, was approximately $6,111,662 based on an average of the bid and ask prices of approximately $.22 per share of Common Stock on such date.

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of March 31, 1998 was 34,574,919 shares.

     DOCUMENTS INCORPORATED BY REFERENCE: None.

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]; No [X]

                                     PART I

Item 1.  Description of Business.

         History of the Company

         TeleServices International Group Inc. (formerly Visitors Services International Corp. and Dynasty Capital Corporation) (the "Registrant", the "Company" or "TSIG") was a development stage enterprise formed under the laws of the State of Florida to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Registrant had no business operations and no intention of engaging in an active business prior to a business combination with another enterprise.

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

         Acquisition of Visitors Services International Corp., formerly Visitors Services, Inc.

         On September 26, 1996, Registrant executed an Agreement and Plan of Reorganization ("Agreement") with Visitors Services International Corp., formerly Visitors Services, Inc. ("VSI"), and certain Stockholders of VSI, pursuant to which a minimum of 80% of the issued and outstanding shares of VSI were to be exchanged on a one share for one share basis for shares of restricted stock of the Registrant, after the Registrant effect a 14.4 to 1 reverse stock split of the shares outstanding before the date of the Agreement from 10,801,000 shares down to 750,093 shares (in lieu of any fractional shares created as a result of the reverse stock split, each holder of a fractional share was issued one additional whole share). The Closing Date of the Agreement was September 27, 1996, when the Registrant's reverse stock split was effected and certain Stockholders of VSI holding at least 80% of the outstanding shares of VSI executed the Agreement. The "Exchange Offer" has been extended to the remaining shareholders of VSI, who have, as extended, until January 20, 1997, to accept the offer. The offering is being made in accordance with Rule 506 of Regulation D of the Securities Act of 1933, as amended, or such other appropriate and available exemption(s). By virtue of the reorganization, VSI becomes a subsidiary of the Registrant. The transactions contemplated by the Agreement are referred to as the "Reorganization."

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

         Overview - The Company

         The Registrant operates through its subsidiary, Visitors Services International Corp., formerly Visitors Services, Inc. VSI was formed under the laws of the State of Florida in November 1992 as a teleservices company specializing in the travel and tourism segment, providing automated hotel and airline reservation services on an outsourced basis. VSI's customers include Convention and Visitors Bureaus ("CVB"), ski resorts, airlines, and golf schools. VSI provides a computerized reservation system and incentive-motivated, multi-lingual destination counselors who are accessible to leisure travelers via specific toll-free telephone lines operating 24 hours a day, 365 days a year.

         The Company is pursuing other opportunities in the travel and tourism market. This includes tour operators, airline overflow, and direct response travel related television advertising. The Company will also consider opportunities in the general teleservices market.

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

Acquisition of Assets of Global Reservation Systems, Inc.

         On December 23, 1996, VSI entered into an Asset Purchase Agreement (the "APA") with Global Reservation Systems, Inc. ("GRS"), a Colorado corporation, to acquire all of GRS's interests in, to and under any asset, used in connection with GRS's business of answering toll-free telephone numbers advertised by contracted marketing organizations, providing information to callers of such toll-free telephone numbers, making reservations with lodging properties and attractions and providing advertising effectiveness statistics to such contracted marketing organizations of every kind, nature and description. As partial consideration for the acquired assets, VSI will assume trade payables up to a maximum amount equal to $200,000; liabilities associated with various Trade License Agreements; rent payment obligations of $1,250 a month for twelve months; and all obligations and liabilities arising out of events occurring on or after December 23, 1996, related to VSI's ownership of the acquired assets or its conduct of the GRS Operations. As additional consideration for the acquired assets, VSI will cause its corporate parent, TSIG, to grant each year to GRS 45,000 shares of TSIG common stock, par value $.0001 per share, for fiscal years 1997, 1998 and 1999, if and only if, (i) the Net Operating Income attributable to the acquired assets for fiscal years 1997, 1998 and 1999 equals or exceeds 60% of the projected Net Operating Income for fiscal 1997, 1998 and 1999; and
(ii) the Net Operating Income is not less than 10% of the Total Adjusted Gross Revenue as projected for fiscal years 1997, 1998 and 1999. Certain roll over provisions are in place if the required Net Operating Income is not attained in the prior fiscal year. The consideration paid was based upon arms-length negotiations between VSI and GRS and a fair market evaluation.

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

Acquisition of assets of International Reservation Services, Limited ("IRSL")

         The Registrant, through a subsidiary corporation, Visitors Services, Inc. ("VSI"), acquired and took possession of all the assets of International Reservation Services, Limited ("IRSL") on January 21, 1997, to utilize all such assets to operate the former business of IRSL as the business of VSI. VSI acquired these assets from IRSL as a result of a bankruptcy proceeding of IRSL.

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

         The assets of IRSL consist primarily of equipment, account receivables, customer contracts and the rights to approximately one hundred "800" telephone numbers. The Registrant intends to utilize all such assets to operate the former business of IRSL as the business of VSI. The business, which began in 1992, is as a destination database marketing service company, specializing in the provision of a centralized nationwide lodging reservation service and other travel related services. The business acts as a "transparent" service provider appearing to customers calling on dedicated 800 telephone numbers as the regional tourism agency, hospitality association, or commercial tourism organization that it has contracted with to provide the central reservation service for. The business provides the booking service seven days a week, twenty-four hours a day, and all reservation requests are responded to with live agents. Revenues from the business are derived from a booking fee paid by the lodging properties for completed stays. The business also books airline tickets for travelers making lodging reservations, as well as auto rentals.

Acquisition and Disposition of GuaranTEE Time, Inc. ("GTT")

         The "Registrant acquired all of the outstanding capital stock of GuaranTEE Time, Inc. ("GTT") on February 24, 1997, in exchange for restricted common stock of the Registrant. Initially 100,000 shares of the Registrant were issued to the selling shareholders of GTT in exchange for their 100% interest in GTT.

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

         The Registrant disposed of substantially all of the assets of GTT on October 3, 1997, following a sale by GTT (as seller) to Guarantee Time Acquisitions, Inc., an unaffiliated third-party (the "Buyer").

         Consideration received by the Registrant and GTT in the transaction consisted of the following: $30,000 in earnest money plus $436,012 in cash; Buyer's promissory note in the amount of $150,000; Buyer's assumption of certain payments aggregating $35,000; and Buyer's assumption of certain liabilities, up to an aggregate of $433,000. The $150,000 promissory note does not bear interest, is secured by a commercial "Standby Letter of Credit," and is payable as follows: $100,000 due and payable by April 2, 1998; and $50,000 due and payable on October 2, 1998.

         The Registrant and GTT agreed not to compete with the Buyer for a period of three years in the business of tee-time reservation services. The Registrant intends to change the name of GuaranTEE Time, Inc. to TSIG Development Corp.

         In connection with the transaction, the Registrant granted to Buyer an option to purchase 50,000 shares of restricted common stock of the Registrant, at an exercise price of $1.00, on or before September 30, 2000.

         As part of the original acquisition agreement, the Registrant agreed that up to an additional 500,000 shares of restricted common stock of the Registrant may be issued to the selling shareholders of GTT over the next three years if GTT's net income exceeds certain projections over that period of time. As a result of the sale of assets, because the original selling shareholders of GTT have been precluded from receiving additional shares, the Registrant is currently negotiating settlement of this matter with the original selling shareholders of GTT.

         VSI's Telecommunication System

         VSI's Destination Service Center is equipped with a sophisticated Lucent Definity Enterprise Communications Server, which provides call sequencing, distribution, and quality-of-answer statistics appropriate to meet the needs of any VSI destination marketing partner. Once a call enters the ECS, it is directed either to an available Destination Counselor, or to our Lucent Intuity Conversant IVR, which collects additional information from the caller and then directs the call based on the caller's individual needs--whether to leave messages requesting a mail response, play custom pre-recorded information about the destination the caller is interested in, or route the call to a live Destination Counselor. VSI's staffing is based on the goal of answering all live-counselor calls within 25 seconds after the caller is routed to a counseling group. Proper scheduling and accurate, history-based forecasting, utilizing data provided by our Destination Marketing partners, are an integral part of ensuring that VSI meets this goal.

         VSI uses both Hertz Technologies (an AT&T re-seller) and Frontier Communications as their primary long distance carriers. Via Hertz, VSI has access to toll-free services around the world, and Frontier has demonstrated it's phenomenal ability to quickly turn around installation times, routing changes, and service issues. Their billing analysis software, ExpressView 3.0, is a superior tool for preparing inbound geographic detail analysis for our Destination Marketing partners.

         VSI is currently working towards the implementation of Lucent's Expert Agent Selection ACD software with our current switching platform. This software will allow VSI to custom tailor a Destination Counselor's profile in the ACD system by linking specific skills and knowledge areas to their profile. The software also will allow VSI to link a "skills needed" profile with specific inbound calls, and then match the inbound call to the Destination Counselor best able to assist that caller. This will be a powerful tool with which VSI will be able to further enhance the service we provide our Destination Marketing partners.

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

         Trademarks

         The Registrant's subsidiary, VSI, applied for federal registration of the trademark "Visitors Services, Inc. - VSI" which application was approved on February 27, 1996.

         The Registrant's subsidiary, AIT applied for federal registration of the trademark "AIT - American International Travel Agency, Inc." and is awaiting approval.

         The Registrant applied for federal registration of the trademark "TSI - TeleServices International Group Inc." and is awaiting approval.

         Employees

         As of the date hereof, the Registrant and its subsidiaries currently employ 132 individuals, of which 129 are full time employees.

         Competition

         Companies with greater financial resources and experience could acquire or develop the necessary reservations software and then obtain contracts with one or more CVB's and enter into direct competition with the Registrant and its subsidiaries. Furthermore, the Registrant and its subsidiaries face competition from those that are now booking accommodations, including, but not limited to: the hotels, inns, and condominium and apartment owners themselves and their appointed sales agents; as well as travel agents and tour operators who book accommodations directly and not through the CVB's toll-free number. No assurances can be given that the operations of the Registrant and its subsidiaries will be profitable.

Item 2.  Description of Property.

         The Registrant owns no property; all of its facilities are leased. Its corporate headquarters are housed in approximately 16,000 square feet of commercial space at 100 Second Avenue South, St. Petersburg, Florida, along with VSI's primary call center. The Registrant has no real estate related investments.

Item 3.  Legal Proceedings.

         The Registrant is not a party to any pending material legal proceeding; however; the Registrant's subsidiaries, are involved in the following legal proceedings:

         1. Call Management Systems, Inc. filed a lawsuit against the Registrant's subsidiaries, Visitors Services International Corp. ("VSIC") and American International Travel Agency, Inc. ("AIT"), in Chancery Court of Sevier County, State of Tennessee on March 12, 1998, claiming approximately $60,000 for alleged breaches of the contract among the parties wherein VSIC and AIT provided travel related call management services.

         2. Clarity Consulting, Inc. filed a lawsuit against the Registrant's subsidiary, VSIC, in the Circuit Court of Cook County, Illinois on January 15, 1998, claiming approximately $550,000 for alleged breaches of the contract between the parties regarding the development of certain software for use by VSIC.

         3. Valley Forge Convention & Visitors Bureau filed a lawsuit against the Registrant's subsidiary, VSIC (under its prior name, Visitors Services, Inc.), in the Court of Common Please of Montgomery County, Pennsylvania on March 17, 1998, claiming approximately $430,000 for alleged breaches of the contract between the parties wherein VSIC provided travel related call management services.

         4. Boehringer Ingelheim Pharmaceuticals, Inc. filed a lawsuit against the Registrant's subsidiary, VSIC (under its prior name, Visitors Services, Inc.), and Ray Wilson, an officer of the Registrant, in Superior Court, Judicial District of Danbury, Connecticut on December 9, 1997, claiming approximately $96,000 for alleged amounts due for use of office space under an alleged verbal agreement.

         5. Harley-Davidson Motor Company filed a lawsuit against the Registrant's subsidiary, VSIC, in the Circuit Court, Milwaukee County, State of Wisconsin, on February 2, 1998, seeking a Declaratory Judgment to terminate the contract between the parties VSIC provided travel related call management services, and claiming unspecified damages.

         6. Camino Real Associates, Inc. filed a lawsuit against the Registrant's subsidiary, VSIC, (under its prior name, Visitors Services, Inc.) and Roger Bruhn, an officer of VSIC, in Colorado in June 20, 1997, claiming to be owed approximately $100,000 under a Trade Licensing Agreement that VSIC assumed when it acquired the assets of Global Reservation Systems, Inc. A default judgment was entered against the defendants on January 8, 1998.

         The Registrant's subsidiaries are also involved in several miscellaneous legal proceedings, with total claims against the subsidiaries aggregating approximately $50,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)      Market Information

         The Registrant completed a public offering of its Common Stock on June 8, 1987. Since the Registrant's inception in 1987 through May 17, 1995, there had been no publicly traded market for the Registrant's Common Stock in the Over-The-Counter market or otherwise. On May 18, 1995, the Registrant's shares were listed on the OTC Bulletin Board System with no reported quote. The Common Stock is currently traded under the symbol "TSIG." There is no assurance that the Common Stock will continue to be listed or that any liquidity exists for the Registrant's shareholders.

         The range of high and low bid quotations for the Registrant's Common Stock for the quarterly periods within the two most recent fiscal years, as reported by the National Quotation Bureau, is set forth in the following table:

                                             Low Bid          High Bid
                                             -------          --------
                  1st Qtr. 1996             $    .01          $   .01
                  2nd Qtr. 1996             $    .01          $   .01
                  3rd Qtr. 1996             $    .01          $   .01
                  4th Qtr. 1996             $    .01          $  2.75

                  1st Qtr. 1997             $   2.25          $  3.25
                  2nd Qtr. 1997             $   2.00          $  3.25
                  3rd Qtr. 1997             $   1.9375        $  2.8125
                  4th Qtr. 1997             $    .24          $  2.25

         The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

(b)      Holders

         As of March 31, 1998, there were approximately 147 holders of record of the Registrant's Common Stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

(c)      Dividends

         The Registrant has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

(d)      Recent Sales of Unregistered Securities.

         On February 24, 1997, the Registrant acquired all of the outstanding common stock of GuaranTEE Time, Inc. "(GTT") in exchange for shares of restricted Common Stock of the Registrant. The Registrant issued 100,000 shares of restricted Common Stock to the selling shareholders of GTT. The Registrant believes that this transaction is exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933. The transaction was reported on Form 8-K dated March 11, 1997.

         On September 26, 1996, the Registrant executed an Agreement and Plan of Reorganization ("Agreement") with Visitors Services, Inc. ("VSI"), and certain Stockholders of VSI, pursuant to which a minimum of 80% of the issued and outstanding shares of VSI were to be exchanged on a one share for one share basis for shares of restricted stock of the Registrant. Pursuant to the Agreement, the Registrant issued a total 15,220,295 shares of common stock of the Registrant to the following persons in exchange for their controlling interest (over 80%) in VSI: Robert P. Gordon, 11,585,472 shares; Elizabeth Gordon (wife of Robert P. Gordon), 1,409,857 shares; Mr. and Mrs. Gordon, jointly, 48,750 shares; Heaven International, Inc. (formerly Harvest International of America,

Inc.) (a corporation controlled by Robert P. Gordon), 362,010 shares; and James
F. Gordon (brother of Robert P. Gordon). The "Exchange Offer" was completed in 1997, which resulted in the Registrant owning 100% of VSI. A total of 19,446,647 shares of common stock of the Registrant were issued pursuant to the transaction. No underwriters were used and no commissions were paid. The Registrant believes that this transaction is exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933. The transaction was reported on Form 8-K dated September 30, 1996.

         In October of 1996, the Registrant raised $843,750.75 in cash through a private placement of its common stock. The Registrant sold 1,124,999 shares of common stock, par value $.0001 per share, at a cash purchase price of $0.75 per share. Stephen G. McLean, an Officer of both the Registrant and VSI and a Director of the Registrant, purchased 33,333 shares; Paul W. Henry, an Officer and Director of the Registrant and a Director of VSI, purchased 50,000 shares, which includes 15,000 shares in the name of his minor son; the R.P. Gordon Children Family Trust, a trust benefiting the minor children of Robert P. Gordon (Mr. Gordon has no control over and disclaims any interest in the trust, beneficial of otherwise) purchased 333,333 shares; Robert J Conrads, a Director of VSI, purchased 400,000 shares; Michael Gordon, brother of Robert P. Gordon, purchased 33,333 shares; Samuel Jacobs, an Officer of VSI, purchased 33,333 shares; Russell R. Uhlmann, Jr., an Officer of VSI, purchased 33,333 shares. 1,814,206 shares; and the balance of 208,334 shares were purchased by four other persons. No underwriters were used and no commissions were paid. All purchasers are accredited investors, and the Registrant believes that this private placement is exempt from registration pursuant to Sections 4(2) and/or 4(6) of the Securities Act of 1933. All shares are restricted securities under the Act.

         Prior to the reorganization described above, the Registrant's subsidiary, VSI raised cash of $1,050,000 through a private placement of 700,000 shares of VSI stock (equivalent to $1.50 per share) between January 24, 1996 and July 15, 1996. VSI, raised cash of $1,200,000 through a private placement of 1,200,000 shares of VSI common stock (equivalent to $1.00 per share) between January 26, 1995 and June 26, 1995. Both private placements were made by VSI in reliance on Section 4(2) and/or Rule 506 of the Securities Act of 1933. All shares of common stock of VSI were converted into shares of restricted common stock of the Registrant pursuant to the reorganization with the Registrant and the terms of the Exchange Offer.

Item 6 . Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         Planned principal operations of the Registrant commenced as of September 30, 1996. The financial statements of the Registrant have been prepared on a consolidated basis to reflect the acquisition of VSI.

         Total revenues for the fiscal year ended December 31, 1997, were $2,365,042. This represents a 198% increase over revenues for the fiscal year ended September 30, 1996. However, operating expenses for fiscal 1997 were $20,407,784, a 347% increase over operating expenses of $4,565,094 for fiscal 1996. In fiscal 1997, there was an increase in most expense categories, in particular salaries and payroll taxes, contract services and telephone expenses, driven primarily by additional personnel and associated overhead costs necessary to support the overall growth of the Registrant's operations.

         For fiscal 1997, the Registrant sustained a net loss of approximately $18,042,742, compared to a net loss of $3,773,145 for fiscal 1996. The increase in net loss is primarily attributable to the large increase in operating expenses in fiscal 1997 as compared to fiscal 1996, minimally offset by the increase in revenues in fiscal 1997 as compared to fiscal 1996. These losses are expected to continue for a presently undetermined time.

         Sales and Revenues

         The Registrant's sales and revenues are derived from VSI. VSI has derived revenues generally from (1) per call fee for visitor guide requests and informational calls, (2) booking fees paid by the hotel or lodging properties for each booked and used reservation provided by VSI, (3) transaction fees between $1.00 to $2.50 per ticket sold for the Arts, Attractions, Events or Sport Teams for which tickets are sold by VSI, (4) subscription fees charged to the properties and for information services to attractions and events.

         Limited Working Capital; Financial Instability

         As of December 31, 1997, the Registrant had a negative stockholder's equity of $5,193,925, an accumulated deficit of $26,066,383, and a working capital deficit of $5,597,256.

         Various factors affecting the Registrant's operations raise doubt as to the Registrant's ability to continue as a going concern. There can be no assurance that the Registrant will be able to continue as a going concern or achieve material revenues or profitable operations. The Registrant is dependent upon sufficient cash flow from operations to meet its short-term and long term liquidity needs. The Registrant requires additional financing. In this event, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Registrant.

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

                      TELESERVICES INTERNATIONAL GROUP INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                               September 30, 1996
                                December 31, 1996
                                December 31, 1997









                                       F1

                                    Contents

                                                                              Pages
                                                                              -----
Reports of Independent Certified Public Accountants                             F3

Consolidated Financial Statements:

    Consolidated Balance Sheet                                                  F4

    Consolidated Statements of Operations                                       F5

    Consolidated Statements of Cash Flows                                       F6

    Consolidated Statement of Changes in Stockholders' Equity (Deficit)         F7

    Notes to Consolidated Financial Statements                                  F8






                                       F2

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders of
TeleServices International Group Inc.


We have audited the accompanying consolidated balance sheet of TeleServices International Group Inc. as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, for the three month period ended December 31, 1996 and for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TeleServices International Group Inc. as of December 31, 1997, and the results of its operations, its changes in stockholders' equity (deficit) and its cash flows for the year then ended, for the three month period ended December 31, 1996 and for the year ended September 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Schumacher & Associates, Inc.
Certified Public Accountants
12835 East Arapahoe Road, T-II, #110
Englewood, CO 80112

April 10,1998


                                       F3

                      TeleServices International Group Inc.
                           Consolidated Balance Sheet
                                December 31, 1997

                                     ASSETS

Current assets:
     Cash, restricted (Note 2)                                                 $    175,000
     Accounts receivable, net of allowance for
       doubtful accounts of $352,890                                                162,648
     Other Current Assets                                                            38,886
                                                                               ------------

         Total current assets                                                       376,534

Equipment, net of accumulated depreciation of
     $1,127,116 (Note 5)                                                            649,960
Other assets                                                                         29,440
                                                                               ------------

                  Total assets                                                 $  1,055,934
                                                                               ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Outstanding checks in excess of amounts reported by banks                 $    142,382
     Accounts payable and accrued expenses (Notes 6,10 and 12)                    5,496,215
     Loans payable, stockholders (Note 7)                                            59,315
     Capital leases payable, current portion (Note 4)                                59,838
     Notes payable, current portion (Note 9)                                        216,040
                                                                               ------------

                  Total current liabilities                                       5,973,790

Notes payable, net of current portion (Note 9)                                      234,139
Capital leases payable, net of current portion
  (Note 4)                                                                           41,930
                                                                               ------------

                  Total liabilities                                               6,249,859
                                                                               ------------

Commitments and Contingencies (Notes 1,2,3,4,6,7,9,10,11,12,13, and 14)                  --

Stockholders' (deficit):
     Preferred stock, $.001 par value
         10,000,000 shares authorized
         None issued and outstanding (Note 8)                                            --
     Common stock, $.0001 par value,
        100,000,000 shares authorized,
        30,155,947 shares issued and outstanding                                      3,016
     Additional paid-in capital                                                  20,869,442
     Accumulated (deficit)                                                      (26,066,383)
                                                                               ------------
        Total stockholders' (deficit)                                            (5,193,925)
                                                                               ------------
        Total liabilities and stockholders' (deficit)                          $  1,055,934
                                                                               ============


    The accompanying notes are an integral part of the Financial Statements.


                                       F4

                      TeleServices International Group Inc.
                      Consolidated Statements of Operations

                                             Year              Three Months      Year
                                             Ended             Ended             Ended
                                             December 31       December 31       September 30
                                                 1997               1996              1996
                                             ------------      ------------      ------------
Total Revenues                               $  2,365,042      $    256,734      $    791,949
                                             ------------      ------------      ------------

Operating Expenses:

         Salaries and contract services        10,171,693           966,151         2,431,561
         Payroll taxes                            586,444           121,366           231,219
         Rent                                     402,887            65,363           145,040
         Telephone                              1,075,429           241,749           534,757
         Travel and entertainment                 840,817           310,252           330,752
         Advertising and promotion                133,402           238,186            87,023
         Depreciation and amortization            966,991           100,625           192,836
         Other expenses (Note 6)                6,230,121           259,547           611,906
                                             ------------      ------------      ------------

         Total operating expenses              20,407,784         2,303,239         4,565,094
                                             ------------      ------------      ------------

Net (loss) from operations                    (18,042,742)       (2,046,505)       (3,773,145)


Other income (expenses):
       Interest income                             31,897             7,887             7,796
       Interest (expense)                        (206,451)          (22,898)          (93,768)
       Gain on disposition of securities               --            74,171                --
                                             ------------      ------------      ------------
Net (loss)                                   $(18,217,296)     $ (1,987,345)     $ (3,859,117)
                                             ============      ============      ============

Net (loss) per share                         $       (.70)     $       (.10)     $       (.22)
                                             ============      ============      ============

Weighted Average Shares Outstanding            26,107,902        19,015,122        17,673,901
                                             ============      ============      ============





    The accompanying notes are an integral part of the Financial Statements.

                                       F5

                      TeleServices International Group Inc.
                      Consolidated Statements of Cash Flows

                                                                        Year          Three Months                 Year
                                                                       Ended             Ended                     Ended
                                                                    December 31       December 31              September 30
                                                                       1997              1996                       1996
                                                                   ------------      ------------              ------------
Cash flows from operating activities:

     Net (loss)                                                    $(18,217,296)     $ (1,987,345)             $ (3,859,117)
     Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
         Decrease in accounts receivable                                103,846           129,547                  (179,392)
         Depreciation and Amortization                                  966,991           100,625                   192,836
         Increase in accounts payable and accrued expenses            4,484,325           545,380                 1,156,180
         Other                                                           86,233          (308,630)                  (33,032)
                                                                   ------------      ------------              ------------

                  Net cash (used in)
                     operating activities                           (12,575,901)       (1,520,423)               (2,722,525)
                                                                   ------------      ------------              ------------
Cash flows from investing activities:
     (Acquisition) of equipment                                        (754,417)         (140,233)                 (885,619)
                                                                   ------------      ------------              ------------
                  Net cash (used in)
                     investing activities                              (754,417)         (140,233)                 (885,619)
                                                                   ------------      ------------              ------------

Cash flows from financing activities:
     (Repayment of) leases payable                                      (11,052)           (4,651)
     Cash proceeds from (repayment of) loans from stockholders         (353,344)          218,681                   (48,915)
     Issuance of common stock                                        13,622,335         1,549,875                 3,277,373
     Proceeds from notes payable                                             --                --                   485,196
     (Repayment of) notes payable                                       (21,753)          (35,483)                  (13,264)
                                                                   ------------      ------------              ------------

                  Net cash provided by
                     financing activities                            13,236,186         1,728,422                 3,653,766
                                                                   ------------      ------------              ------------

Increase (decrease) in cash                                             (94,132)           67,766                    45,622
Cash, beginning of period                                               269,132           201,366                   155,744
                                                                   ------------      ------------              ------------

Cash, end of period                                                $    175,000      $    269,132              $    201,366
                                                                   ============      ============              ============

Interest paid                                                      $    206,451      $     22,898              $     21,066
                                                                   ============      ============              ============

Income taxes paid                                                  $         --      $         --              $         --
                                                                   ============      ============              ============


    The accompanying notes are an integral part of the Financial Statements.




                                       F6

                      TeleServices International Group Inc.
      Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                From September 30, 1995 through December 31, 1997

                                                Common Stock                 Additional
                                                                              Paid-in        Accumulated
                                           Shares            Amount           Capital          Deficit             Total
                                           ------            ------           -------          -------             -----
Balance, September 30, 1995              15,507,944      $      1,551      $  2,320,739      $ (2,002,625)     $    319,665

Issuance of common stock                  3,581,820               358         3,355,015                --         3,355,373
(Note 7)

Reorganization (Note 1)                     750,093                75               (75)               --                --

Minority interests shares
not exchanged as of
September 30, 1996 (Note 1)              (3,869,469)             (387)              387                --                --

Net (loss) year ended
September 30, 1996                               --                --                --        (3,859,117)       (3,859,117)
                                       ------------      ------------      ------------      ------------      ------------

Balance, September 30, 1996              15,970,388              1597         5,676,066        (5,861,742)         (184,079)

Minority interest shares exchanged        3,869,469               387              (387)               --                --
(Note 1)

Issuance of Common Stock                  2,219,999               222         1,572,238                --         1,572,460

Net (loss)  three months ended
December 31, 1996                                --                --                --        (1,987,345)       (1,987,345)
                                       ------------      ------------      ------------      ------------      ------------

Balance, December 31, 1996               22,059,856             2,206         7,247,917        (7,849,087)         (598,964)

Issuance of Common Stock                  8,096,091               810        13,621,525                --        13,622,335
(Note 7)

Net (loss) year ended
December 31, 1997                                --                --                --       (18,217,296)      (18,217,296)
                                       ------------      ------------      ------------      ------------      ------------

Balance, December 31, 1997               30,155,947      $      3,016      $ 20,869,442      $(26,066,383)     $ (5,193,925)
                                       ============      ============      ============      ============      ============



    The accompanying notes are an integral part of the Financial Statements.

                                       F7

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1997, December 31, 1996 and September 30, 1996

(1)      Organization and Operations:

         TeleServices International Group Inc. (TSIG), formerly Dynasty Capital Corporation (Dynasty), was formed under the laws of the State of Florida on October 1, 1986. TSIG issued common stock for 100% of the issued and outstanding common stock of Visitors Services, Inc. (VSI). This transaction was accounted for as a reverse acquisition since the former controlling shareholders of VSI control TSIG after the business combination. Prior to the transaction TSIG was an inactive public shell corporation with no net assets. Since Dynasty had no net monetary assets at the time of the business combination, par value of these shares was transferred from additional paid-in capital to common stock

         VSI was formed under the laws of the State of Florida in November 1992 to provide automated reservations and information services specifically designed to support the special needs of convention and visitors bureaus and other organizations.

         American International Travel Agency, Inc. was acquired from Phoenix Information Systems Corp. (Phoenix), and related party on December 6, 1996 in exchange for 31,579 shares of Phoenix Systems and related party. The Company had a cost basis of $15,829 in the shares of Phoenix. The market value of the shares was $90,000 at the time of the transaction, resulting in a gain of $74,171 to the Company. The transaction was accounted for as a purchase.

(2)      Summary of Significant Accounting Policies

         (a) Concentration of Credit Risk

             Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company grants credit to various business and entities, in the U.S.A. The Company does not require collateral for its accounts receivable. The Company maintains its cash balance in one financial institution located in Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997 the Company's uninsured cash balances were approximately $83,257.





                                       F8

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1997, December 31, 1996 and September 30, 1996


(2)      Summary of Significant Accounting Policies, Continued

         (b) Income Tax

             The Company has net operating loss carryovers totaling approximately $26,000,000 at December 31, 1997 which expire in various years through 2012. The Company has deferred tax assets of approximately $1,300,000 at December 31, 1997 related to loss carryovers but due to the uncertainty of the Company's ability to utilize these carryovers, a valuation allowance of the total $1,300,000 has been provided. Therefore, as of December 31, 1997 the Company's financial statements do not include any provision for deferred tax assets. A change in ownership of more than 50% of the Company could reduce or eliminate the Company's ability to utilize these loss carryovers.

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




                                       F9

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1997, December 31, 1996 and September 30, 1996


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

         (j) Restricted Cash

             Included in cash on December 31, 1997 is $175,000 being held in separate certificates of deposit as collateral for notes payable.

 (3)     Basis of Presentation - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses since its inception and has working capital deficit. Management is attempting to raise additional capital and attempting to complete a business combination.





                                       F10

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1997, December 31, 1996 and September 30, 1996


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

(4)      Lease Commitments

         In September, 1995 the Company entered into an operating lease agreement for its office facilities for a term of seven years.

         Minimum future rental payments under operating leases with terms greater than one year are summarized as follows:

                  Year ending December 31
                           1998                              $  244,141
                           1999                              $  252,418
                           2000                              $  261,114
                           2001                              $  268,970
                           2002                              $  273,112

The Company entered into a capital finance lease agreement covering its telephone equipment. Under the terms of the agreement which commenced in September, 1995 the Company is making aggregate lease payments over a three year period of $185,196, which includes deferred interest of approximately $27,000. The Company made a down payment of approximately $82,000 at the beginning of the lease period. At the end of the lease period, the equipment will be owned by the Company for a nominal charge of $1.00. The Company has accounted for this transaction as a capital lease. At December 31, 1997 the Company's financial statements included equipment leased through capital leases in the amount of approximately $240,000 with accumulated depreciation of approximately $170,000.





                                       F11

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1997, December 31, 1996 and September 30, 1996


(4)      Lease Commitments, Continued

         Total future minimum lease payments under this capital lease are summarized as follows:

         Year ending December 31, 1998                 $  66,119
         Year ending December 31, 1999                    46,332

         Amount representing interest                    (10,683)
                                                       ---------

         Net after interest reduction                    101,768

         Current portion                                  59,838
                                                       ---------

         Noncurrent portion                            $  41,930
                                                       =========

(5)       Equipment

         The company's equipment as of December 31, 1997 is summarized as follows:

         Furniture, fixtures and office equipment             $   487,793
         Telephone equipment                                      911,433
         Computer equipment and software                          834,945
         Leasehold improvements                                    42,905
         Allowance for idle and excess capacity equipment        (500,000)
                                                              -----------
                                                                1,777,076
         Accumulated depreciation                              (1,127,116)
                                                              -----------
                                                              $   649,960
                                                              ===========

(6)      Other Expenses

         In addition to normal other operating expenses, other expenses include the following:

         Provision for litigation contingencies             $1,277,250
         Loss on special event contract                      1,100,158
         Write off of goodwill                                 801,665
         Provision for severance pay                           272,808
         Provision for idle and over capacity equipment        500,000
                                                            ----------
                                                            $3,951,881
                                                            ==========




                                       F12

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1997, December 31, 1996 and September 30, 1996

(7)      Related Party Transactions

         The stockholders of the Company have made various demand loans to the Company for expansion and operating capital. During the year ended September 30, 1996 the stockholders converted $2,250,000 into 2,798,750 shares of the common stock of the Company. During the three month period ended December 31, 1996 the stockholders converted $329,965 into 440,000 shares of Common Stock. During the year ended December 31, 1997 the stockholders converted $9,797,635 into 7,410,878 shares of Common Stock.

         As of December 31, 1997 loans payable to a stockholder totaled $59,315. The loan from the stockholder accrues interest at 11% per annum. The loan is payable on demand and is uncollateralized. Included in other current assets is $30,866 of advances to the same stockholder.

         The Company has an aggregate of 16,056,161 options outstanding to various employees, officers and related parties at purchase prices ranging from $.30 to $3.50 per share. While some of these options are fully vested, the majority of options vest over periods of up to three years. These options expire at various dates through 2002. The above referenced securities are restricted securities under the Securities Act of 1933, as amended.

(8)      Preferred Stock

         The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $.001 each. The preferred stock may be issued in a series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution.



                                       F13

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1997, December 31, 1996 and September 30, 1996


(9)      Notes Payable

         The Company has notes payable, principally to a bank, of approximately $450,179 at December 31, 1997, collateralized by $175,000 of certificates of deposit and certain furniture and equipment. Of this amount $50,000 was due and payable as of December 31, 1997. The remaining notes payable are payable in monthly payments totaling approximately $22,000, with interest at an approximate weighted average of 10% per annum.

         The majority of the notes payable are personally guaranteed by a stockholder of the Company.

         Maturities of the notes payable are summarized as follows:

                  Years ending December 31:
                           1998                       $216,040
                           1999                        234,139
                                                      --------

                                            Total     $450,179
                                                      ========

(10)     Severance Pay Commitments

         The Company has entered into various contracts for services, ranging in terms from two to four years, as of December 31, 1997 which provide for continued payment if the person is terminated prior to the end of the contract period. Total commitments for severance on these contracts amount to approximately $724,750 for employees still employed by the Company as of December 31, 1997. In addition, accrued expenses as of December 31, 1997 include $272,808 related to severance requirements for former employees.







                                       F14

                     TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1997, December 31, 1996 and September 30, 1996


(11)     Subsequent Events

         The Company has, subsequent to December 31, 1997, signed a letter of intent related to a possible business combination. This potential combination letter of intent includes various commitments by the Company but is subject to various contingencies.

(12)     Litigation

         The Company is a party to numerous litigation and threatened litigation matters related to alleged nonperformance of contracts and nonpayment of various obligations. Contingencies exist with respect to these matters. The ultimate costs, if any, related to these matters cannot presently be determined. The financial statements as of December 31, 1997 include a $1,277,250 provision for estimated potential costs related to these matters.

(13)     Creditor Delinquencies

         The Company is materially delinquent on payment of various creditor obligations including various obligations to the Internal Revenue Service. Failure to pay these balances due could result in the inability of the Company to continue in business.

(14)     Fourth Quarter Adjustments

         The Company recognized as expenses various previously unrecorded accruals for potential litigation matters and various other accrued expenses and provisions for losses, which were recorded in the fourth quarter. These fourth quarter material adjustments totaled approximately $6,000,000.





                                       F15

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS OF THE REGISTRANT

         The Registrant has a Board of Directors (the "Board") which is comprised of three members. Each director holds office until the next annual meeting of Shareholders or until a successor is elected or appointed. Each executive officer serves at the pleasure of the Board of Directors. The members of the Board of Directors of the Registrant their respective positions (if any) are as follows:

                                                                               Director of
Name                          Position with Company                           Company Since
-----------------------------------------------------------------------------------------------
Robert P. Gordon              Chairman, Director                              September 1996
Stephen G. McLean             Chief Executive Officer, Director               September 1996
Paul W. Henry                 Secretary, Treasurer, Director                  September 1996

         ROBERT P. GORDON, 47, has served as the Chairman and a Director of the Registrant since September 26, 1996. Mr. Gordon founded the Registrant's subsidiary, VSI, in 1992 to meet the demanding requirements of the domestic tourism industry. As founder and chairman of Phoenix Information Systems Corp. ("Phoenix"), a firm that invested ten years and millions of dollars to develop an airline and hotel reservation system for international markets, Mr. Gordon recognized that sophisticated automated destination system software could be programmed to exceed the specifications of any domestic or international hospitality and tourism marketing program currently in use. Mr. Gordon is chairman of Heaven International, Inc. (formerly Harvest International of America, Inc.), a company engaged in the development of global tourism. Mr. Gordon has a BA in Philosophy and Biology from New York University, where he also did his graduate studies.

         STEPHEN G. MCLEAN, 43, has served as Chief Executive Officer and a Director of the Registrant since September 26, 1996. Mr. McLean first joined the Registrant's subsidiary, VSI, in early 1996 as Chief Executive Officer and became a Director of VSI in January 1997. Previously, he was Corporate Vice President-Worldwide Marketing for Indigo NV, an innovative, high-technology printing and marketing communications company. At Indigo, Mr. McLean was responsible for the domestic and foreign marketing strategy of one of the fastest growing publicly traded companies in the United States. Mr. McLean was also instrumental in formulating and implementing the successful launch strategy for the E-Print 1000, the world's first digital offset printing press. Prior to joining Indigo, Mr. McLean held various executive positions at Scitex America Corporation, including Vice President-Strategic Planning, Vice President-Marketing and Vice President-National Division. The division penetrated the major account segments of the printing and publishing industry. Mr. McLean holds B.S. and J.D. degrees from Suffolk University in Boston as well as an MBA from Northeastern University. He is a member of the Massachusetts Bar.

         PAUL W. HENRY, 50, has served as Secretary, Treasurer and a Director of the Registrant since September 26, 1996. Mr. Henry first joined the Registrant's subsidiary, VSI, as a Director on March 1, 1996. Mr. Henry has been Secretary and a Director of Phoenix Information Systems Corp. and Phoenix Systems Group, Inc. since April 1992. During the past ten years, Mr. Henry has been an independent financial consultant. From 1991 to 1992, he was retained by Essex Investment Management Company, an institutional money management firm. From 1988 to 1991, Mr. Henry was retained by the Caithness Corporation, a natural resources development company. From 1988 to 1989 he was an advisor to Veronex Resources, an international oil and gas exploration company. From 1987 to 1989, Mr. Henry served as a consultant to Heaven International, Inc. Mr. Henry has a B.A. in Economics from Yale University, and an MBA from Northeastern University.

OFFICERS OF THE REGISTRANT

         Each executive officer serves at the pleasure of the Board of Directors. The executive officers of the Registrant and their respective positions are as follows:

         ROBERT P. GORDON serves as Chairman of the Registrant.

         STEPHEN G. MCLEAN serves as Chief Executive Officer of the Registrant.

         PAUL W. HENRY serves as Secretary/Treasurer of the Registrant.

         RAYMOND P. WILSON, 43, Chief Financial Officer ("CFO") for the Registrant, joined the Registrant in January 1997. Mr. Wilson has over 18 years of multifaceted experience in management of high growth companies. Prior to joining VSI, he spent 11 years with Scitex America Corporation where he served as Treasurer, CFO, Vice President of Customer Support, and most recent, as Vice President of Marketing and Business Operations. During this time, Mr. Wilson was a key member of the management team which completed a business turnaround and grew Scitex to over $700 million in annual revenues on a worldwide basis. Prior to joining Scitex, Mr. Wilson was the Director of Finance and Administration for Lexidata Corporation, a high tech manufacturer. Mr. Wilson joined this start up in 1979 and was instrumental in growing the company to over $30 million in annual revenues in less than three years. Mr. Wilson holds a B.A. in Accounting, and an MBA from Bentley College in Waltham, Massachusetts.

OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT'S SUBSIDIARIES

         ROBERT J. CONRADS, 51, has served as a Director of VSI since March 1, 1996. Mr. Conrads has been a Director of Phoenix Information Systems Corp. since March 1, 1995 and is currently Managing Partner of Voyager Capital Group, an investment and advisory services firm. From 1994 until January 1997, Mr. Conrads served as Executive Vice President, Chief Financial Officer and member of the Supervisory Board of Indigo, N.V., and President of Indigo America, Inc., developers of the Indigo E-Print 1000, the world's first digital offset color press. From 1987 to 1993, Mr. Conrads was Managing Director of The First Boston Corporation and headed that firm's Investment Banking Technology Group based in New York. During his career in the investment banking industry, Mr. Conrads was involved in the execution of several strategic alliances, M&A and financing transactions with technology based companies in the US and abroad. Prior to entering the investment banking industry, Mr. Conrads was with McKinsey & Co. for twelve years where he was a Director and headed that firm's Electronics Industry Practice. He has also conducted research in atomic and molecular physics for the US Atomic Energy Commission and the National Science Foundation. Mr. Conrads holds B.S. and M.S. degrees in Physics from Georgia Institute of Technology and an MBA from Harvard University.

         KEVIN N. BLAYNE, 33, serves as Vice President and General Manager. Mr. Blayne brings over 8 years of management experience in all areas of Sales and Marketing and has demonstrated skill managing organizations through explosive periods of growth. Most recently, he was Director of Marketing for Indigo America, an innovative, high-technology printing and marketing communications company. At Indigo, Mr. Blayne managed the marketing operations including: customer business development, market intelligence, product management, alternative channels and new product development. Prior to Indigo, Mr. Blayne spent three years with Scitex America Corp. in various sales and marketing positions. Mr. Blayne holds a BS in Computer Science and Business Administration from the University of Maine, and is working towards the completion of his MBA.

         ROGER BRUHN, 50, Vice President Operations, is responsible for the day to day operations of the VSI Call Centers. Mr. Bruhn has fifteen years experience operating marketing and reservation organizations. His early career was in the development and management of income producing real estate. He has managed assets for financial institutions such as Bankers Trust Company, the Federal Deposit Insurance Corporation, and Resolution Trust Corporation. In 1982, faced with low extremely soft market conditions, he established a new organization devoted solely to increasing occupancy levels in properties managed by his company. This company's concept was simple: "Make it easy for the consumer to locate and buy rooms." Within three years, other asset managers began to contract with him to increase occupancy levels in their properties. In 1992, at the request of the Colorado Hotel and Lodging Association, he established a statewide central lodging reservation service in Colorado. By 1996, this service had expanded to five states. Mr. Bruhn joined VSI in late 1996. Mr. Bruhn attended the University of

Colorado where he majored in Business.

         RUSSELL R. UHLMANN, JR., 45, joined VSI in 1996 as Vice President Sales. He brings more than 19 years of successful experience in managing sales and customer support organizations. Most recently, Mr. Uhlmann was the National Account Manager for Gerber System Corporation, a $100 million NYSE company providing technology solutions to the highly service-oriented graphic arts market. In this role, Mr. Uhlmann assumed complete responsibility for the customer satisfaction and business renewal of corporate accounts generating millions of dollars in annual revenues. Mr. Uhlmann has also held the following positions: Vice President Sales and Service, Worldwide Manager of Sales and Distribution, and National Sales and Support Manager. In each of these positions, Mr. Uhlmann had total responsibility for customer satisfaction including pre- and post-sales support, customer training, and customer evaluations. Mr. Uhlmann has been trained and certified in IS09001 business/customer satisfaction procedures. Mr. Uhlmann has a B.S. in Finance from Auburn University and did graduate studies at Emory University.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         On September 30, 1994, the Securities and Exchange Commission issued an Order Instituting Proceedings Pursuant to Section 8A of the Securities Act of 1933 (the "1933 Act") and Section 21C of the Securities Exchange Act of 1934 (the "1934 Act"), Making Findings and Imposing a Cease and Desist Order against Harvest International of America, Inc. ("Harvest"), a privately held corporation, and Robert P. Gordon. The findings and remedial sanctions imposed by the Order were in accordance with Offers of Settlement dated July 24, 1994 submitted by Harvest and Mr. Gordon, which the S.E.C. accepted. Without admitting or denying liability, Harvest and Mr. Gordon consented to the Cease and Desist Order alleging violations of Section 17(a) of the 1933 Act and
Section 10(b) and Rule 10b-5 of the 1934 Act by reason of alleged misrepresentations in 1990 and 1991 in connection with the offer or sale of Harvest non-interest bearing promissory notes convertible into common stock of the predecessors of Phoenix Information Systems Corp. and one of its subsidiaries and which common stock was to have been issued and registered within 30 or 60 days from the dates of the various notes. Harvest is now known as Heaven International, Inc.

         In December 1997, Phoenix Information Systems Corp. ("Phoenix") declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. At that time, Robert P. Gordon, Paul W. Henry and Robert J. Conrads were directors of Phoenix, and Mr. Gordon and Mr. Henry were also officers of Phoenix.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Because the Registrant does not have any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, compliance with Section 16(a) is not required.

Item 10. Executive Compensation.

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the Registrant's Chief Executive Officer and each of the four highest paid executive officers of the Registrant and/or its subsidiaries.

         On August 26, 1997 the Board of Directors of the Registrant elected to change the Registrant's annual accounting period from one ending on September 30 of each year to a fiscal year ending on December 31 of each year, resulting in a transition period between October 1, 1996 and December 31, 1996. The figures set forth in the tables below have been restated for prior years on the basis of the new year end.

Summary Compensation Table

         The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Registrant and/or its subsidiaries during each of the fiscal years ended December 31, 1997, 1996 and 1995, to or for the Registrant's Chief Executive Officer and each of the other executive officers of the Registrant and/or its subsidiaries whose total annual salary and bonus exceeded $100,000 for the fiscal year ended 1997.

                                                                Annual Compensation
                                              --------------------------------------------------
        (a)                          (b)             (c)             (d)                (e)
       Name                         Year                                               Other
       and                          Ended                                              Annual
     Principal                     December        Salary           Bonus           Compensation
     Position                        31             ($)              ($)                ($)
------------------------------------------------------------------------------------------------
Stephen G. McLean,                  1997         $180,000            -0-                -0-
CEO, Director                       1996         $110,000            -0-                -0-
                                    1995            -0-              -0-                -0-

Robert P. Gordon,                   1997         $158,247         $ 35,000              -0-
Chairman, Director                  1996         $ 60,000            -0-                -0-
                                    1995            -0-              -0-                -0-

Raymond P. Wilson,                  1997         $ 60,000         $ 40,000              -0-
Chief Financial Officer             1996            -0-              -0-                -0-
                                    1995            -0-              -0-                -0-

Kevin N. Blayne,                    1997         $120,000            -0-                -0-
Vice President                      1996          $ 8,250            -0-                -0-
                                    1995            -0-              -0-                -0-

Russell R. Uhlmann,                 1997         $100,000            -0-                -0-
Vice President                      1996         $ 40,000            -0-                -0-
                                    1995            -0-              -0-                -0-

                                                                  Long Term Compensation
                                                  ---------------------------------------------------
                                                                  Awards                  Payouts
                                                  ---------------------------------------------------
       (a)                             (b)               (f)               (g)              (h)                (i)
       Name                            Year          Restricted
       and                             Ended           Stock             Shares             LTIP            All Other
    Principal                        December          Award(s)        Underlying          Payouts         Compensation
    Position                           31                ($)           Options (1)           ($)                ($)
------------------------------------------------------------------------------------------------------------------------
Stephen G. McLean,                    1997               -0-               -0-               -0-               -0-
CEO, Director                         1996               -0-             975,000             -0-               -0-
                                      1995               -0-               -0-               -0-               -0-

Robert P. Gordon,                     1997               -0-            15,000,000           -0-               -0-
Chairman, Director                    1996               -0-            2,220,000            -0-               -0-
                                      1995               -0-               -0-               -0-               -0-

Raymond P. Wilson,                    1997               -0-             300,000             -0-               -0-
Chief Financial Officer               1996               -0-               -0-               -0-               -0-
                                      1995               -0-               -0-               -0-               -0-

Kevin N. Blayne,                      1997               -0-             265,000             -0-               -0-
Vice President                        1996               -0-             175,000-            -0-               -0-
                                      1995               -0-               -0-               -0-               -0-

Russell R. Uhlmann,                   1997               -0-             175,000             -0-               -0-
Vice President                        1996               -0-             175,000             -0-               -0-
                                      1995               -0-               -0-               -0-               -0-

         (1) 1997 option figures include repriced options previously granted and not previously yet exercised. See details in notes to the following table for Option/SAR Grants In Last Fiscal Year.

Option/SAR Grants in Last Fiscal Year

         The information provided in the table below provides information with respect to individual grants of stock options during fiscal 1997 to each of the executive officers named in the Summary Compensation Table above. The Registrant did not grant any stock appreciation rights during 1997.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

          (a)                               (b)               (c)               (d)                   (e)
                                                          % of Total
                                         Number of       Options/SARS
                                         Securities       Granted to
                                         Underlying        Employees        Exercise or
                                        Options/SARs       in Fiscal         Base Price           Expiration
          Name                           Granted (#)        Year (1)           ($/Sh)                Date
---------------------------------- ------------------- ------------------- ------------------- -----------------
Robert P. Gordon                        7,000,000            28.00%             $   .30            12/31/02
                                          364,488             1.46%             $  1.65            09/30/00
                                          500,000             2.00%             $  1.25            09/30/00
                                          666,560             2.67%             $   .50            09/30/00
                                          659,830             2.64%             $   .30            09/30/00
                                        2,809,122            11.24%             $   .30            09/30/00
                                        1,000,000             4.00%             $  2.25            02/28/99
                                          500,000             2.00%             $  2.00            06/30/00
                                        1,500,000             6.00%             $  2.00            08/31/00

Stephen G. McLean                         500,000             2.00%             $   .30            01/31/00
                                          225,000              .90%             $   .30            10/03/99
                                          250,000             1.00%             $   .30            03/31/02

Raymond P. Wilson                          70,000              .28%             $   .30            12/31/00
                                          180,000              .72%             $   .30            12/31/00
                                           50,000              .20%             $   .30            03/30/02

Kevin N. Blayne                           150,000              .60%             $   .30            12/31/00
                                           25,000              .10%             $   .30            10/03/99
                                           40,000              .16%             $   .30            12/31/00
                                           50,000              .20%             $   .30            12/31/00

Russell R. Uhlmann                        150,000              .60%             $   .30            08/01/99
                                           25,000              .10%             $   .30            10/03/99

Notes:

         (1) The percentage of total options granted in the fiscal year is based upon all options granted to (16,455,440) and repriced (8,544,710) for eligible participants (which includes officers, directors, employees, consultants and advisors) under each of the Registrant's employee stock option plans in fiscal 1997 (not all options granted during 1997 remained outstanding as of December 31, 1997).

         Robert P. Gordon:

         o 7,000,000 options were granted on December 8, 1997, with an original exercise price of $.30 per share. The options are fully vested.

         o 364,488 options were granted on September 22, 1997, with an original exercise price of $2.00 per share, repriced to $1.65 on October 15, 1997. All options were exercised in 1997.

         o 500,000 options were granted on September 22, 1997, with an original exercise price of $2.00 per share, repriced to $1.25 on October 22, 1997. All options were exercised in 1997.

         o 666,560 options were granted on September 22, 1997, with an original exercise price of $2.00 per share, repriced to $.50 on December 8, 1997. All options were exercised in 1997.

         o 659,830 options were granted on September 22, 1997, with an original exercise price of $2.00 per share, repriced to $.30 on December 30, 1997. All options were exercised in 1997.

         o 2,809,122 options were granted on September 22, 1997, with an original exercise price of $2.00 per share, repriced to $.30 on December 30, 1997. The options are fully vested.

         o 1,000,000 options were granted on February 28, 1997, with an exercise price of $2.25 per share. All options were exercised in 1997.

         o 500,000 options were granted on June 12, 1997, with an exercise price of $2.25 per share. All options were exercised in 1997.

         o 1,500,000 options were granted on August 8, 1997, with an exercise price of $2.00 per share. All options were exercised in 1997.

         Stephen G. McLean:

         o Reflects repricing of 500,000 options were granted on January 24, 1996, with an original exercise price of $1.50 per share, repriced to $.30 per share on December 30, 1997. 356,000 options were vested as of December 31, 1997, and continue to vest at the rate of 12,000 per month.

         o Reflects repricing of 225,000 options were granted on October 4, 1996, with an original exercise price of $.75 per share, repriced to $.30 per share on December 30, 1997. The options are fully vested.

         o 250,000 options were granted on October 15, 1997, with an original exercise price of $1.50 per share, repriced to $.30 per share on December 30, 1997. The options vest at the rate of 13,888 options per month starting January 24, 1999.

         Raymond P. Wilson:

         o 70,000 options were granted on January 1, 1997, with an original exercise price of $2.50 per share, repriced to $.30 per share on December 30, 1997. The options are fully vested.

         o 180,000 options were granted on January 1, 1997, with an original exercise price of $3.00 per share, repriced to $.30 per share on December 30, 1997. 60,000 options were vested as of December 31, 1997, and continue to vest at the rate of 10,000 per month.

         o 50,000 options were granted on March 31, 1997, with an original exercise price of $3.50 per share, repriced to $.30 per share on December 30, 1997. 16,667 options were vested as of December 31, 1997, and continue to vest at the rate of 2,778 per month.

         Kevin N. Blayne:

         o Reflects repricing of 150,000 options granted on October 10, 1996, with an original exercise price of $1.50 per share, repriced to $.30 per share on December 30, 1997. 50,000 options were vested as of December 31, 1997, and continue to vest at the rate of 8,333 per month.

         o Reflects repricing of 25,000 options granted on October 4, 1996, with an original exercise price of $.75 per share, repriced to $.30 per share on December 30, 1997. The options are fully vested.

         o 40,000 options were granted on March 31, 1997, with an original exercise price of $3.50 per share, repriced to $.30 per share on December 30, 1997. 13,333 options were vested as of December 31, 1997, and continue to vest at the rate of 2,222 per month.

         o 50,000 options were granted on April 29, 1997, original exercise price of $3.50 per share, repriced to $.30 per share on December 30, 1997. 16,667 options were vested as of December 31, 1997, and continue to vest at the rate of 2,778 per month.

         Russell R. Uhlmann:

         o Reflects repricing of 150,000 options granted on July 1, 1996, with an original exercise price of $1.50 per share, repriced to $.30 per share on December 30, 1997. 100,000 options are vested as of December 31, 1997, and 50,000 are scheduled to vest on July 1, 1998.

         o Reflects repricing of 25,000 options granted on October 4, 1996, with an original exercise price of $.75 per share, repriced to $.30 per share on December 30, 1997. The options are fully vested.

         The Board of Directors may, in its discretion, adjust the terms of the outstanding options, including reducing the exercise price to a price not less than the current market price on the date of such adjustment.

         Subsequent to December 31, 1997, on January 27, 1998, the remaining 9,809,122 options held by Robert P. Gordon were repriced to $.20.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1996 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options.

       (a)                       (b)            (c)                  (d)                         (e)
                                                                                              Value of
                                                                 Number of                  Unexercised
                                                           Securities Underlying            In-the-Money
                                                                Unexercised               Options/SARs at
                                Shares        Value            Options/SARs at                FY-End($)
                             Acquired on     Realized            FY-End (#)
      Name                   Exercise (#)     ($)(1)
                                                                Exercisable/                Exercisable/
                                                               Unexercisable              Unexercisable(1)
------------------------------------------------------------------------------------------------------------
Robert P. Gordon             7,410,878      $4,191,250         9,809,122/-0-                    N/A

Stephen G. McLean               -0-            -0-            481,000/494,000                   N/A

Raymond P. Wilson               -0-            -0-            146,667/153,333                   N/A

Kevin N. Blayne                 -0-            -0-            105,000/160,000                   N/A

Russell R. Uhlmann              -0-            -0-             75,000/100,000                   N/A

         (1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value (based on the low bid quotations reported by the National Quotation Bureau) of the Common Stock underlying the options and the exercise price for the options at exercise or fiscal year end, respectively. None of the unexercised options held by the named executives were In-The-Money at December 31, 1997.

Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

         This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during fiscal 1997.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

         The Registrant's Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

         The Registrant and/or its subsidiary, VSI, have the following agreements in effect:

         Pursuant to an employment agreement dated January 15, 1997, the Registrant engaged Robert P. Gordon to serve as Chairman (an officer position) for a term of five years commencing January 1, 1997, and continuing until December 31, 2001, unless otherwise terminated pursuant to the terms thereof. Pursuant to the agreement, Mr. Gordon will be paid $15,000 per month effective January 1, 1997. In addition, Mr. Gordon received a signing bonus of $35,000. Mr. Gordon is also entitled to the following: major medical health benefits equivalent to that provided to other officers; indemnification from any claim or law suit which may be asserted against him when acting as an officer of the Registrant provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission. The agreement also contains certain provisions with respect to disability, termination, confidentiality and non-competition.

         Pursuant to an employment agreement dated January 24, 1996, as amended on October 15, 1997, the Registrant employed Mr. Steve McLean as Chief Executive Officer for a term commencing on February 1, 1996 and continuing until March 31, 2002, unless otherwise terminated pursuant to the terms thereof. Pursuant to the terms of the agreement, Mr. McLean will be paid a base salary at the rate of $10,000.00 per month, for the first year, $12,083.00 per month, for the second year until October 13, $16,500.00 per month until October 1998, and $18,000.00 per month thereafter. In addition, Mr. McLean is entitled to a bonus each year based on performance. Mr. McLean is also entitled to the following: major medical health benefits equivalent to that provided to other officers; indemnification from any claim or law suit which may be asserted against him when acting as an officer for VSI provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission; and options to purchase 750,000 shares of Common Stock. The options are subject to certain anti- dilution provisions. The agreement also contains certain provisions with respect to disability, termination, confidentiality and non-competition.

         Pursuant to a consulting agreement dated January 1, 1997, VSI engaged Raymond P. Wilson as Chief Financial Officer of VSI for a term of three years commencing on January 1, 1997, and ending on December 31, 1999, unless otherwise terminated pursuant to the terms thereof. Pursuant to the terms of this agreement, Mr. Wilson will be paid a base fee of $5,000 per month for the first year, such amount to be increased by five percent in each of the next two years. In addition, Mr. Wilson will receive a bonus based on continued engagement of $12,000 per quarter during the term of the agreement. Mr. Wilson is also entitled to the following: major medical health benefits equivalent to that provided to other officers; indemnification from any claim or law suit which may be asserted against him when acting as an officer for VSI provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission. The employment agreement also contains certain provisions with respect to disability, termination, confidentiality and non-competition, and options to purchase 300,000 shares of Common Stock of the Registrant.

         Pursuant to a consulting agreement dated July 1, 1996, as amended on March 21, 1997, VSI engaged Russel Uhlmann as Vice President of Sales of VSI for a term of two years ending on June 30, 1998, unless otherwise terminated pursuant to the terms thereof. Pursuant to the terms of this agreement, Mr. Uhlmann will be paid a base salary of $6,666.67 per month, increased to $8,333.33 on April 1, 1997. In addition, Mr. Uhlmann is entitled to an incentive bonus based on sales. Mr. Uhlmann is also entitled to the following: major medical health benefits equivalent to that provided to other officers; indemnification from any claim or law suit which may be asserted against him when acting as an officer for VSI provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission. The employment agreement also contains certain provisions with respect to disability, termination, confidentiality and non-competition, and options to purchase 150,000 shares of Common Stock as detailed above.

         Pursuant to an agreement to serve as a Director of VSI dated September 4, 1995, VSI granted to Mr. Paul W. Henry options to purchase 153,360 shares of VSI's common stock at $.94 per share. The five year options shall expire on February 28, 2001, and they shall vest for the benefit of Mr. Henry as follows: options to acquire 4,260 shares shall vest on the first day of each month for 36 months, commencing on March 1, 1996. On December 30, 1997, the exercise price was reduced to $.30 per share. Upon exercise, shares of Common Stock of the Registrant will be issued, rather than shares of VSI.

         Pursuant to a consulting agreement with VSI, dated September 4, 1995, VSI granted to Mr. Robert J. Conrads, a Director, 230,040 shares of VSI's common stock. The shares shall vest for the benefit of Mr. Conrads as follows: 6,290 shares shall vest on the first day of each month for 36 months, commencing on March 1, 1996. Pursuant to the Reorganization, these shares were exchanged for restricted shares of the Registrant's Common Stock rather than shares of VSI's common stock. Furthermore, on October 2, 1996, Mr. Conrads entered into a consulting agreement with the Registrant. Pursuant to the terms of the agreement with the Registrant, Mr. Conrads was granted options to acquire 900,000 shares of restricted Common Stock of the Registrant. The options vest at the rate 300,000 per year commencing December 1, 1996, are exercisable at an exercise price of $1.00 per share, and expire January 31, 2002. The exercise price of the options, as repriced on December 30, 1997, is $.30 per share.

         The Registrant's Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of the Registrant and its subsidiaries. The goals of the Registrant are to align compensation with business objectives and performance and to enable the Registrant and its subsidiaries to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the company. The Registrant and its subsidiaries provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance, incentive bonuses are available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants. In addition, the Registrant may set up a pension plan or similar retirement plans.

Employee Benefit and Consulting Services Compensation Plans.

         The Registrant currently has in effect three separate Employee Benefit and Consulting Services Compensation Plans: 1) The "Visitors Services International Corp. Employee Benefit and Consulting Services Compensation Plan" (the "VSI Plan"); 2) the "TeleServices International Group Inc. Employee Benefit and Consulting Services Compensation Plan" (the "TSIG Plan"); and 3) the "TeleServices Employee Benefit and Consulting Services Compensation Plan" (the "TeleServices Plan"). The VSI Plan covers 10,000,000 shares of common stock, the TSIG Plan covers 10,000,000 shares of common stock, and the TeleServices Plan covers 20,000,000 shares of common stock. All shares covered by both the VSI Plan and the TSIG Plan have been registered on four separate Form S-8 registration statements. The shares underlying the TeleServices Plan have not been registered.

         Under all plans the Registrant may issue shares of common stock and/or grant options to purchase common stock to qualified consultants, advisors, officers, directors and employees of the Registrant and its subsidiaries. The purpose the plans are to promote the best interests of the Registrant and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress of the Registrant. The plans are administered by the Registrant's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Registrant or its subsidiaries are liable if a direct issue of stock and all other terms on which each option shall be granted.

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

===============================================================================================================
                                                      Amount and Nature of
Name and Address of Beneficial Owner (1)           Beneficial Ownership(1)(2)         Percent of Class (3)
---------------------------------------------------------------------------------------------------------------
Robert P. Gordon (4)                                      13,005,330                          31.28%
---------------------------------------------------------------------------------------------------------------
Stephen G. McLean (5)                                        686,333                           1.95%
---------------------------------------------------------------------------------------------------------------
Paul W. Henry (6)                                            210,020                               *
---------------------------------------------------------------------------------------------------------------
Raymond P. Wilson (7)                                        223,335                               *
---------------------------------------------------------------------------------------------------------------
Kevin N. Blayne (8)                                          218,331                               *
---------------------------------------------------------------------------------------------------------------
Russell R. Uhlmann, Jr. (9)                                   75,000                               *
---------------------------------------------------------------------------------------------------------------
Roger Bruhn (10)                                              25,000                               *
---------------------------------------------------------------------------------------------------------------
Robert J. Conrads (11)                                     1,597,640                           4.50%
---------------------------------------------------------------------------------------------------------------
Includes all officers and directors of the                16,040,989                          36.61%
Registrant and VSI as a group (7 persons)
===============================================================================================================

-----------------------

*        Represents less than one percent.

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is 100 Second Avenue South, City Center, Suite 1000, St. Petersburg, Florida 33701.

(2) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based upon 34,574,919 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Robert P. Gordon may be deemed to be a founder of the Registrant. Robert P. Gordon individually owns 3,534,713 shares; Elizabeth K. Gordon, his wife, individually owns 1,409,857, and they jointly own 698,750 shares. Also included are 362,010 shares owned by Heaven International, Inc., which is controlled by Robert P. Gordon. Also included are options to purchase 7,000,000 shares.

(5) Stephen G. McLean is CEO and a Director of the Registrant. Included in the table are 33,333 shares owned by Mr. McLean; and options that have vested or will be vested within the next 60 days to purchase 653,000 shares.

(6) Paul W. Henry is Secretary, Treasurer and a Director of the Registrant. Included in the table are 35,000 shares owned by Mr. Henry; 15,000 shares in a custodian account for his minor son (which is controlled by Mr. Henry, who disclaims any beneficial ownership thereof); and options that have vested or will be vested within the next 60 days to purchase 160,020 shares.

(7) Raymond P. Wilson is Chief Financial Officer of the Registrant. Included in the table are options that have vested or will be vested within the next 60 days to purchase 223,335 shares.

(8) Kevin N. Blayne is a Vice President of the Registrant's subsidiary. Included in the table are 33,333 shares owned by Mr. Blayne; and options that have vested or will be vested within the next 60 days to purchase 184,998 shares.

(9) Russell R. Uhlmann is a Vice President of the Registrant's subsidiary. Included in the table are options that have vested or will be vested within the next 60 days to purchase 75,000 shares.

(10) Roger Bruhn is a Vice President of the Registrant's subsidiary. Included in the table are options that have vested or will be vested within the next 60 days to purchase 25,000 shares.

(11) Robert J. Conrads is a director of the Registrant's subsidiary, VSI, and a Consultant to the Registrant, but he is not an Officer or Director of the Registrant. Included in the table are 506,500 shares owned by Mr. Conrads; 166,140 shares that have vested or will be vested within the next 60 days (vesting at the rate of 6,390 shares per month, out of a total of 230,040 shares); and vested options to purchase 925,000 shares.

Item 12.  Certain Relationships and Related Transactions.

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

         In October of 1996, the Registrant raised $843,750.75 through a private placement of its common stock. The Registrant sold 1,124,999 shares of common stock, par value $.0001 per share, at a cash purchase price of $0.75 per share. Stephen G. McLean, an Officer of both the Registrant and VSI and a Director of the Registrant, purchased 33,333 shares; Paul W. Henry, an Officer and Director of the Registrant and a Director of VSI, purchased 50,000 shares, which includes 15,000 shares in the name of his minor son; the R.P. Gordon Children Family Trust, a trust benefiting the minor children of Robert P. Gordon (Mr. Gordon has no control over and disclaims any interest in the trust, beneficial of otherwise) purchased 333,333 shares; Robert J Conrads, a Director of VSI, purchased 400,000 shares; Michael Gordon, brother of Robert P. Gordon, purchased 33,333 shares; Samuel Jacobs, a former officer of VSI, purchased 33,333 shares; and Russell R. Uhlmann, Jr., an Officer of VSI, purchased 33,333 shares. All shares are restricted securities under the Securities Act of 1933, as amended.

         VSI was indebted to Robert P. Gordon in the amount of approximately $1,829,965 in principal for funds loaned to VSI, plus accrued interest. Robert
P. Gordon agreed to convert his debt into shares of restricted common stock of VSI, in whole or in part, at the rate of $.75 per share. On September 26, 1996, 2,000,000 shares of restricted stock of VSI were issued to Robert P. Gordon for his conversion of $1,500,000 in principal owed to him by VSI. On October 15, 1996, 439,953 shares of restricted stock of VSI were issued to Robert P. Gordon for his conversion of the remaining principal balance of $329,965 owed to him by VSI (all shares of common stock of VSI have been converted into shares of restricted common stock of the Registrant pursuant to the Reorganization and the Exchange Offer).

Item 13.  Exhibits and Reports on Form 8-K.

(a)      List of Exhibits.

         Exhibit Number        Description

              2.1              Agreement and Plan of Reorganization between Dynasty Capital Corporation and Visitors Services,
                               Inc., dated September 26, 1996.  (2)

              3.3              Bylaws as restated October 18, 1996  (3)

              3.5              Articles of Incorporation, as amended and currently in effect.  (4)

              10.1             TeleServices International Group Inc. (formerly Visitors Services International Corp.) Employee
                               Benefit and Consulting Services Compensation Plan (the "TSIG Plan").  (5)

              10.2             Visitors Services International Corp. (formerly Visitors Services, Inc.) Employee Benefit and
                               Consulting Services Compensation Plan (the "VSI Plan").  (6)

              16.1             Letter on change in certifying accountant from Larry Legel, CPA.  (7)

              16.2             Letter on change in certifying accountant from Schumacher & Associates, Inc.  (8)

              21.2             List of Subsidiaries of the Registrant.  (1)

              27               Financial Data Schedule.  (1)

--------------------------

         (1) Filed herewith.

         (2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.

         (3) Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996

         (4) Incorporated by referenced to Exhibit 3.5 to the Company's Form 10-QSB for the quarter ended March 31, 1997, and filed on May 15, 1997.

         (5) Incorporated by referenced to Exhibit 10.1 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (file no. 333-14271) filed February 19, 1997.

         (6) Incorporated by referenced to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (file no. 333-22093) filed February 20, 1997

         (7) Incorporated by referenced to Exhibit 16.1 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996

         (8) Incorporated by referenced to Exhibit 16.2 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELESERVICES INTERNATIONAL GROUP INC.


Dated:  April 15, 1998            /s/ Raymond P. Wilson
                                  ----------------------------------------
                                  Raymond P. Wilson,
                                  Chief Financial and Accounting Officer

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

       Name                                        Title                                Date
       ----                                        -----                                ----
/s/ Robert P. Gordon                        Chairman and                                April 15, 1998
--------------------                        Director
Robert P. Gordon

/s/ Stephen G. McLean                       Chief Executive Officer and                 April 15, 1998
---------------------                       Director
Stephen G. McLean

/s/ Paul W. Henry                           Secretary, Treasurer, and                   April 15, 1998
-----------------                           Director
Paul W. Henry

                                  EXHIBIT INDEX


         Exhibit Number        Description

              2.1              Agreement and Plan of Reorganization between Dynasty Capital Corporation and Visitors Services,
                               Inc., dated September 26, 1996.  (2)

              3.3              Bylaws as restated October 18, 1996  (3)

              3.5              Articles of Incorporation, as amended and currently in effect.  (4)

              10.1             TeleServices International Group Inc. (formerly Visitors Services International Corp.) Employee
                               Benefit and Consulting Services Compensation Plan (the "TSIG Plan").  (5)

              10.2             Visitors Services International Corp. (formerly Visitors Services, Inc.) Employee Benefit and
                               Consulting Services Compensation Plan (the "VSI Plan").  (6)

              16.1             Letter on change in certifying accountant from Larry Legel, CPA.  (7)

              16.2             Letter on change in certifying accountant from Schumacher & Associates, Inc.  (8)

              21.2             List of Subsidiaries of the Registrant.  (1)

              27               Financial Data Schedule.  (1)

--------------------------

         (1) Filed herewith.

         (2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed on September 30, 1996.

         (3) Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996

         (4) Incorporated by referenced to Exhibit 3.5 to the Company's Form 10-QSB for the quarter ended March 31, 1997, and filed on May 15, 1997.

         (5) Incorporated by referenced to Exhibit 10.1 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (file no. 333-14271) filed February 19, 1997.

         (6) Incorporated by referenced to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (file no. 333-22093) filed February 20, 1997

         (7) Incorporated by referenced to Exhibit 16.1 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996

         (8) Incorporated by referenced to Exhibit 16.2 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996