Form 10-Q
period 1998-03-31
TELESERVICES INTERNATIONAL GROUP INC
filed 1998-05-20
CIK 808713

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                                   For the quarterly period ended March 31, 1998

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                   For the transition period from _____ to _____ Commission file number: 33-11059-A

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

                                 (813) 895-4410
                           --------------------------
                           (issuer's telephone number)

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 1998, of the issuer's Common Stock, $.0001 par value, there were 39,307,740 shares outstanding.

Transitional Small Business Disclosure Format (Check one):       Yes [ ]  No [X]

                      TELESERVICES INTERNATIONAL GROUP INC.

                                   INDEX


PART I.      FINANCIAL INFORMATION                                     Page
                                                                       ----

      Item 1.  Financial Statements

               Consolidated Balance Sheets                              1
                  March 31, 1998 (Unaudited) and
                  December 31, 1997

               Unaudited Consolidated Statements of Operations          2
                  Three Months ended
                  March 31, 1998 and
                  March 31, 1997

               Unaudited Consolidated Statements of Cash Flows          3
                  Three Months ended
                  March 31, 1998 and
                  March 31, 1997

               Notes to Financial Statements (Unaudited)              4-7

      Item 2.  Management's Discussion and Analysis of Financial        8
                  Condition and Results of Operations

PART II.    OTHER INFORMATION                                           9

SIGNATURE  PAGE                                                        14

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                               March 31, 1998      Dec. 31, 1997
                                               --------------      -------------
                                                                     (Audited)
ASSETS
Current assets:
   Cash                                        $      82,069       $         --
   Cash, restricted (Note 2)                         195,000            175,000
   Accounts receivable, net of allowance
     for doubtful accounts                           156,861            162,648
   Other Current Assets                               51,576             38,886
                                               -------------       ------------
     Total current assets                            485,506            376,534
                                               =============       ============

Equipment, net of accumulated
   depreciation (Note 5)                             491,575            649,960
Other assets                                          59,537             29,440
                                               -------------       ------------
        Total assets                           $   1,036,438       $  1,055,934
                                               =============       ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
   Outstanding checks in excess of amounts
     reported by banks                                             $    143,382
   Accounts payable and accrued expenses           6,043,999       $  5,496,215
     (Notes 6,10 and 12)
   Loans payable, stockholders (Note 7)              443,397             59,315
   Capital leases payable,
     current portion (Note 4)                         59,838             59,838
   Notes payable, current portion (Note 9)           185,957            216,040
                                               -------------       ------------
     Total current liabilities                     6,733,191          5,973,790

Notes payable, net of current
   portion (Note 9)                                 162,934            234,139
Capital leases payable, net of
   current portion (Note 4)                          13,570
                                               -------------       ------------
     Total liabilities                             6,909,694          6,207,929
                                               -------------       ------------

Commitments and Contingencies
   (Notes 1,2,3,4,6,7,9,10,11,12,13, and 14)

Stockholders' (deficit):
   Preferred stock, $.001 par value
      None issued and outstanding                          -                  -
   Common stock, $.0001 par value                      3,498              3,016
   Additional Paid-In Capital                     22,217,015         20,869,442
   Accumulated (deficit)                         (28,093,769)       (26,066,383)
                                               -------------       ------------
      Total stockholders' (deficit)               (5,873,256)        (5,193,925)

      Total liabilities and
        stockholders' (deficit)                $   1,036,438       $  1,014,004
                                               =============       ============





                         See accompanying notes

           TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                Three Months Ended March 31,
                                                   1998               1997
                                             ---------------    ---------------


Total Revenues                               $       346,806    $       591,871
                                             ---------------    ---------------

Operating Expenses:
     Salaries                                      1,032,916          1,401,074
     Payroll taxes                                    61,432            476,009
     Contract services                               373,354            137,890
     Rent                                             88,780            304,885
     Telephone                                       205,797            304,341
     Travel and entertainment                         21,190            336,246
     Advertising and promotion                        38,662            186,303
     Depreciation                                    175,963             47,719
     Other expenses                                  360,376            354,884
                                             ---------------    ---------------

Total Operating Expenses                           2,358,471          3,549,351
                                             ---------------    ---------------

Net (loss) from operations                        (2,011,665)        (2,957,480)

Other income (expenses):
     Interest income                                   2,515              3,978
     Interest (expense)                              (18,236)           (71,238)
                                             ---------------    ---------------

Net (loss)                                   $    (2,027,386)   $    (3,024,740)
                                             ================   ===============

Net (loss) per share                         $         (0.06)   $         (0.13)
                                             ================   ===============

Weighted Average Shares                           32,563,714         22,912,531
Outstanding                                  ================   ===============


                            See accompanying notes.

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                     1998             1997
                                                 ------------    --------------

Cash flows from operating activities:

Net (loss)                                       $ (2,027,386)   $   (3,024,740)
Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
     Decrease (Increase) in accounts receivable        22,665          (166,229)
     Depreciation and Amortization                    175,963           234,022
     Increase (decrease) in accounts payable
       and accrued expenses                           405,402           765,122
     Increase in accrued payroll and taxes                  -           157,235
     Increase in accrued interest to stockholder            -            50,684
     Other                                            (42,607)           18,622
                                                 ------------    --------------

       Net cash (used in) operating activities:    (1,465,963)       (1,965,284)
                                                 ------------    --------------

Cash flows from investing activities:
   Disposal (Acquisition) of equipment                (17,579)         (136,189)
   (Acquisition) of new business                            -        (1,099,893)
                                                 ------------    --------------
       Net cash (used in) investing activities:       (17,597)       (1,236,082)
                                                 ------------    --------------

Cash flows from financing activities:
   Cash proceeds from loans from stockholders         384,082         1,411,272
   Issuance of common stock                         1,331,177         1,715,692
   Proceeds from (repayment of) leases payable        (28,360)          (13,788)
   Proceeds from (repayment of) notes payable        (101,288)           38,599

      Net cash provided by financing activities     1,585,611         3,151,775
                                                 ------------    --------------

Increase (decrease) in cash                           102,069           (49,591)
Cash, beginning of period                             175,000           119,130
                                                 ------------    --------------

Cash, end of period                              $    277,069    $       69,539
                                                 ============    ==============

Interest paid                                    $     18,236    $            -
                                                 ============    ==============

Income taxes paid                                $          -    $            -
                                                 ============    ==============

                          See accompanying notes.

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

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

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

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

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

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

     (j) Restricted Cash

         Included in cash on March 31, 1998 is $195,000 being held in separate certificates of deposit as collateral for notes payable.

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

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

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

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

(4)   Lease Commitments, Continued

      Total  future   minimum  lease  payments  under  this  capital  lease  are summarized as follows:

         Year ending December 31, 1998                         $   66,119
         Year ending December 31, 1999                             46,332

         Amount representing interest                             (10,683)
                                                               ----------
         Net after interest reduction                             101,768

         Current portion                                           59,838
                                                               ----------

         Noncurrent portion                                    $   41,930
                                                               ==========

(5)   Equipment

      The company's equipment as of December 31, 1997 is summarized as follows:

         Furniture, fixtures and office equipment             $  487,793
         Telephone equipment                                     911,433
         Computer equipment and software                         834,945
         Leasehold improvements                                   42,905
         Allowance for idle and excess capacity equipment       (500,000)
                                                              ----------
                                                               1,777,076
         Accumulated depreciation                             (1,127,116)
                                                              ----------
                                                              $  649,960
                                                              ==========

(6)   Other Expenses

      In addition to normal other operating expenses, other expenses include the following:

         Provision for litigation contingencies              $1,277,250
         Loss on special event contract                       1,100,158
         Write off of goodwill                                  801,665
         Provision for severance pay                            272,808
         Provision for idle and over capacity equipment         500,000
                                                             ----------
                                                             $3,951,881
                                                             ==========

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

(7)   Related Party Transactions

      The stockholders of the Company have made various demand loans to the Company or expansion and operating capital. During the year ended September 30, 1996 the stockholders converted $2,250,000 into 2,798,750 shares of the common stock of the Company. During the three month period ended December 31, 1996 the stockholders converted $329,965 into 440,000 shares of Common Stock. During the year ended December 31, 1997 the stockholders converted $9,797,635 into 7,410,878 shares of Common Stock.

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

      The majority of the notes payable are personally guaranteed by a stockholder of the Company.

      Maturities of the notes payable are summarized as follows:

            Years ending December 31:
                      1998                                           $  216,040
                      1999                                              234,139
                                                                     ----------

                                         Total                       $  450,179
                                                                     ==========

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Total revenues for the three months ended March 31, 1998 were $346,806, a 41% decrease from revenues for the three months ended March 31, 1997. Operating expenses for the same period also decreased, from $3,549, 351 to $2,358,471, a 33% decrease. These decreases were exhibited in most expense categories, particularly salaries, rent, and travel and entertainment. This was the result of cutbacks in these areas. For the period, the Company sustained a net loss of $2,027,386, compared to a net loss of $3,024,740 for the same period last year. This decrease in the loss was primarily the result of the reductions in operating spending, partially offset by decreases in revenues. These losses are expected to continue for the foreseeable future.

Sales And Revenues

         The Registrant's sales and revenues are derived from VSI. VSI has derived revenues from: per call fees for visitor guide requests; booking fees aid by hotels or lodging properties for each made and used reservation provided by VSI; transaction fees for attraction and events for which tickets are sold by VSI; subscription fees charged to the properties and for information services to attractions and events.

Limited Working Capital; Financial Instability

          As of March 31, 1998, the Registrant had a negative stockholder's equity of ($5,873,256), an accumulated deficit of ($28,093,769), and a working capital deficit of ($6,247,685).

          Various factors effecting the Registrant's operations raise doubt as to the Registrant's ability to continue as a going concern. There can be no assurance that the Registrant will be able to continue as a going concern, or achieve material revenues and profitable operations. The Registrant is dependent upon sufficient cash flows from operations to meet its short term and long-term liquidity needs. These operations have not and are not expected to provide sufficient cash flows, and as such the Registrant requires additional financing. No assurances can be given that financing will be available to the Registrant in the amounts required, or that, if available, the financing will be available on terms satisfactory to the Registrant.

          The financial statements include all adjustments which in the opinion of and to the best of management's knowledge are necessary to make the financial statements not misleading.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings:

         The Registrant is not a party to any pending material legal proceeding; however; the Registrant's subsidiaries are involved in the following legal proceedings:

         1. Call Management Systems, Inc. filed a lawsuit against the Registrant's subsidiaries, Visitors Services International Corp. ("VSIC") and American International Travel Agency, Inc. ("AIT"), in Chancery Court of Sevier County, State of Tennessee on March 12, 1998, claiming approximately $60,000 for alleged breaches of the contract among the parties wherein VSIC and AIT provided travel related call management services. Following a hearing held on May 13, 1998, VSIC agreed to a injunction on an AIT "commission pool" bank account and to supply a detailed accounting/commission reconciliation to Plaintiff within 30 days.

         2. Clarity Consulting, Inc. filed a lawsuit against the Registrant's subsidiary, VSIC, in the Circuit Court of Cook County, Illinois on January 15, 1998, claiming approximately $550,000 for alleged breaches of the contract between the parties regarding the development of certain software for use by VSIC. VSIC has filed a Motion to Strike a portion of the Complaint.

         3. Valley Forge Convention & Visitors Bureau filed a lawsuit against the Registrant's subsidiary, VSIC (under its prior name, Visitors Services, Inc.), in the Court of Common Please of Montgomery County, Pennsylvania on March 17, 1998, claiming approximately $430,000 for alleged breaches of the contract between the parties wherein VSIC provided travel related call management services. The case has been removed to United States District Court for the Eastern District of Pennsylvania, and VSIC has filed a Motion to Dismiss the Complaint.

         4. Boehringer Ingelheim Pharmaceuticals, Inc. filed a lawsuit against the Registrant's subsidiary, VSIC (under its prior name, Visitors Services, Inc.), and Ray Wilson, an officer of the Registrant, in Superior Court, Judicial District of Danbury, Connecticut on December 9, 1997, claiming approximately $96,000 for alleged amounts due for use of office space under an alleged verbal agreement. VSIC is pursuing settlement negotiations.

         5. Harley-Davidson Motor Company filed a lawsuit against the Registrant's subsidiary, VSIC, in the Circuit Court, Milwaukee County, State of Wisconsin, on February 2, 1998, seeking a Declaratory Judgment to terminate the contract between the parties VSIC provided travel related call management services, and claiming unspecified damages. Following a hearing held on April 1, 1998, the Court entered a Default Judgment against VSIC. A hearing on possible damages is scheduled for June 12, 1998.

         6. Camino Real Associates, Inc. and Brian D. Chipman filed a lawsuit against the Registrant's subsidiary, VSIC (under its prior name, Visitors Services, Inc.), in the District Court, El Paso County, State of Colorado, on June 20, 1997, claiming damages of approximately $100,000 for alleged payments owed under a Trade License Agreement with the Plaintiffs that was assumed by VSIC when it acquired the assets of Global Reservation Systems, Inc. A Default Judgment was entered on January 8, 1998, and VSIC has been making payments to Plaintiffs in accordance with an informal payment schedule.

         7. Subsequent to the end of the period covered by this report, Siemens Business Communication Systems, Inc. filed a lawsuit against the Registrant's subsidiary, VSIC, in the Circuit Court for Pinellas County, Florida, on April 10, 1998, claiming damages of approximately $181,000 representing an alleged unpaid balance due on equipment sold to VSIC, and an action for replevin of the equipment. On May 19, 1998, VSIC filed a Motion to Strike a portion of the Complaint, a Motion for a More Definitive Statement, a Request for an Extension of Time to File a Counterclaim, and an Answer and Affirmative Defenses.

         The Registrant and its subsidiaries are also involved in several miscellaneous legal proceedings, with total claims against the subsidiaries aggregating approximately $75,000.

Item 2.       Changes in Securities:    None.

Item 3.       Defaults Upon Senior Securities:    None.

Item 4.       Submissions of Matters to a Vote of Security Holders:    None.

Item 5.       Other Information:

A.       Acquisition of Compact Connection, Inc.

         The Registrant, through a subsidiary corporation, Compact Connection, Inc., a Delaware corporation, ("CCI"), acquired substantially all of the assets of Compact Connection, Inc., an unaffiliated Nevada corporation ("Seller"), effective at the close of business on April 30, 1998. The Registrant intends to utilize all such assets to operate the former business of Seller as the business of CCI.

         The assets of Seller consist primarily of equipment, distributor contracts, tradenames and trademarks, and goodwill. The business involves the direct-music marketing of compact disks and cassettes through the use of a music card that allows purchasers of the card the ability to buy a specific number of compact disks or cassettes from over 200,000 titles, including the music industry's latest top releases, at "below-retail" prices. Orders are taken over a toll-free number and are delivered via mail. Music cards can be purchased directly from the business or from authorized distributors.

         Details of the acquisition are reported on a Current Report on Form 8-K, dated April 30, 1998 and filed May 14, 1998.

B. Matters related to the Registrant's "TeleServices Stock Option Plan" (the "TeleServices Plan")

         On April 20, 1998, the Registrant increased the number of shares eligible to be issued under the TeleServices Plan from 10,000,000 to 20,000,000 shares of common stock of the Registrant, and the TeleServices Plan was restated to reflect this increase.

         On May 8, 1998, the Registrant filed a Registration Statement on Form S-8 (Registration No. 333-52271) to register 12,000,000 shares of common stock for issuance under the TeleServices Plan. The Registration Statement included a reoffer prospectus covering "control securities."

C.       Revolving Credit Loan Agreement

         On April 23, 1998, the Registrant entered in to a Revolving Credit Loan Agreement (the "Agreement") and Revolving Credit Master Note (the "Note") with Robert P. Gordon, the Registrant's Chairman, whereby Mr. Gordon would loan, at his discretion, up to $5,000,000 to the Registrant over the following year, if and when requested by the disinterested members of the Board of Directors. The loan may be repaid in cash or in restricted common stock of the Registrant, at the option of Mr. Gordon. The specific terms of the transaction are set forth in the Agreement and the Note, which are being filed herewith as Exhibit 10.5.

D.       Consulting Contracts

         On March 30, 1998, the Registrant entered into a six-month management consulting agreement with Alyce Cucurullo. The Registrant agreed to pay Ms. Cucurullo a weekly fee of $3,850 until May 31, 1998, and $4,425 per week thereafter. The Registrant also granted Ms. Cucurullo options to acquire 600,000 shares of Common Stock, exercisable for two years at an exercise price of $.30 per share. The options vest at the rate of 20,000 per month so long as Ms. Cucurullo remains a consultant or employee of the Registrant.

         On April 9, 1998, the Registrant entered into a two-year consulting agreement with Paul W. Henry, who is Secretary, Treasurer and a Director of the Registrant. The Registrant agreed to pay Mr. Henry a monthly fee of $5,000 until Mr. Henry is no longer engaged by Phoenix Information Systems Corp., then a monthly fee of $10,000 thereafter. The Registrant also granted Mr. Henry options to acquire 1,000,000 shares of Common Stock, exercisable for five years at an exercise price of $.30 per share. The options vest at the rate of 250,000 immediately, and 30,000 per month commencing May 1, 1998, so long as Mr. Henry remains a consultant or employee of the Registrant.

         On April 22, 1998, Robert J. Conrads, a director of the Registrant's subsidiary, VSIC, resigned as a director to pursue other opportunities. There was no disagreement on any matter between Mr. Conrads and VSIC or the Registrant.

         The Registrant entered into the following consulting and advisory agreements for business development services: on April 23, 1998, the Registrant entered into an agreement to grant 3,900,000 options to acquire shares of Common Stock of the Registrant to Lexus Partners Ltd.; and on April 30, 1998, the Registrant entered into an agreement to grant 3,600,000 options to acquire shares of Common Stock of the Registrant to Ira Group, Inc. Each agreement has a term of two years. The options have exercise prices ranging from $.15 to $.50 per share and expire after two years.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         Exhibit No.   Description

         2.5 Agreement for Purchase of Assets of Compact Connection, Inc, (a Nevada corporation), dated April 23, 1998, and Addendum dated April 24, 1998. (Incorporated by reference to Exhibit 2.5 of the Registrant's Current Report on Form 8-K dated April 30, 1998, and filed May 14, 1998.)

         3.3 Bylaws as restated October 18, 1996. (Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.)

         3.5 Articles of Incorporation, as amended and currently in effect. (Incorporated by referenced to Exhibit 3.5 to the Registrant's Form 10-QSB for the quarter ended March 31, 1997, and filed on May 15, 1997.)

         10.1 TeleServices International Group Inc. (formerly Visitors Services International Corp.) Employee Benefit and Consulting Services Compensation Plan (the "TSIG Plan"). (Incorporated by referenced to Exhibit 10.1 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (file no. 333-14271) filed February 19, 1997.)

         10.2 Visitors Services International Corp. (formerly Visitors Services, Inc.) Employee Benefit and Consulting Services Compensation Plan (the "VSI Plan"). (Incorporated by referenced to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (file no. 333-22093) filed February 20, 1997.)

         10.3          TeleServices Stock Option Plan (the "TeleServices Plan").
                       (Incorporated by reference to Exhibit 10.3 the registration statement filed on Form S-8 for the TeleServices Stock Option Plan, Registration No. 333-52271, filed May 8, 1998.)

         10.4 Employment Agreement between the Registrant's subsidiary, Compact Connection, Inc. (a Delaware corporation), and Darrell W. Piercy, dated April 23, 1998. (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K dated April 30, 1998, and filed May 14, 1998.)

         10.5 Revolving Credit Loan Agreement and Revolving Credit Master Note between the Registrant and Robert P. Gordon, each dated April 23, 1998. (Filed herewith.)

         27            Financial Data Schedule.  (Filed herewith.)

(b)      Reports on Form 8-K.

         No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TELESERVICES INTERNATIONAL GROUP INC.


Dated:  May 20, 1998                      /s/ Stephen G. McLean
                                          ---------------------
                                          Stephen G. McLean,
                                          Chief Executive Officer and Director

                                          /s/ Raymond P. Wilson
                                          ---------------------
                                          Raymond P. Wilson,
                                          Chief Financial Officer

                                 EXHIBIT INDEX


         Exhibit No.    Description

         2.5 Agreement for Purchase of Assets of Compact Connection, Inc., (a Nevada corporation), dated April 23, 1998, and Addendum dated April 24, 1998. (Incorporated by reference to Exhibit 2.5 of the Registrant's Current Report on Form 8-K dated April 30, 1998, and filed May 14, 1998.)

         3.3 Bylaws as restated October 18, 1996. (Incorporated by referenced to Exhibit 3.3 to the Registrant's Form 8-K dated October 17, 1996, and filed on October 23, 1996.)

         3.5 Articles of Incorporation, as amended and currently in effect. (Incorporated by referenced to Exhibit 3.5 to the Registrant's Form 10-QSB for the quarter ended March 31, 1997, and filed on May 15, 1997.)

         10.1 TeleServices International Group Inc. (formerly Visitors Services International Corp.) Employee Benefit and Consulting Services Compensation Plan (the "TSIG Plan"). (Incorporated by referenced to Exhibit 10.1 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (file no. 333-14271) filed February 19, 1997.)

         10.2 Visitors Services International Corp. (formerly Visitors Services, Inc.) Employee Benefit and Consulting Services Compensation Plan (the "VSI Plan"). (Incorporated by referenced to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (file no. 333-22093) filed February 20, 1997.)

         10.3 TeleServices Stock Option Plan (the "TeleServices Plan"). (Incorporated by reference to Exhibit 10.3 the registration statement filed on Form S-8 for the TeleServices Stock Option Plan, Registration No. 333-52271, filed May 8, 1998.)

         10.4 Employment Agreement between the Registrant's subsidiary, Compact Connection, Inc. (a Delaware corporation), and Darrell W. Piercy, dated April 23, 1998. (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K dated April 30, 1998, and filed May 14, 1998.)

         10.5 Revolving Credit Loan Agreement and Revolving Credit Master Note between the Registrant and Robert P. Gordon, each dated April 23, 1998. (Filed herewith.)

         27             Financial Data Schedule.  (Filed herewith).