Form 10QSB/A
period 1998-03-31
TELESERVICES INTERNATIONAL GROUP INC
filed 1998-08-14
CIK 808713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB/A-1

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                                   For the quarterly period ended March 31, 1998

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                             For the transition period from ________ to ________ Commission file number: 33-11059-A

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

                                 (727) 895-4410
                         -------------------------------
                           (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 1998, of the
issuer's  Common  Stock,   $.0001  par  value,   there  were  53,377,738  shares
outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]

EXPLANATORY STATEMENT. The Registrant is filing this Amendment to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, to correct certain errors that appeared on the unaudited financial statements.

On the Consolidated Balance Sheets, the only material change is in the comparative column for the prior quarter (the three months ended March 31, 1997). Specifically, an amount of $41,930 was not entered under the heading "Capital leases payable, net of current portion", which affected the subsequent totals (i.e., "total liabilities" and "total liabilities and stockholders' (deficit)") by that amount.

On the Consolidated Statement of Operations, the only change to the column for the three months ended March 31, 1998, was that the line items for "Salaries" and for "Contract Services" were combined. In the comparative column for the three months ended March 31, 1997, several of the amounts under the heading "Operating Expenses" were listed incorrectly under the wrong line items, although "Total Operating Expenses" was not affected.

On the Consolidated Statement of Cash Flows, a line item labeled "(Increase) in cash collateral" was added under the heading "Cash flows from financing activities", which resulted in a decrease of $20,000 for the line items "Net cash provided by financing activities" and "Increase (decrease) in cash" for the three months ended March 31, 1998. Also, for the three months ended March 31, 1998, "Cash beginning of period" was changed to $-0-, and "Cash, end of period" was changed to $82,069 -- these line items had previously included $175,000 in cash that was restricted and should not have been included.

The Registrant is also revising the footnotes to the financial statements and amending Management's Discussion and Analysis of Financial Condition and Results of Operations. Further, a restated financial data schedule is being filed electronically herewith.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                       Page
                                                                       ----
   Item 1. Financial Statements

           Consolidated Balance Sheets                                   3
             March 31, 1998 (Unaudited) and December 31, 1997

           Unaudited Consolidated Statements of Operations               4
             Three Months ended March 31, 1998 and 1997

           Unaudited Consolidated Statements of Cash Flows               5
             Three Months ended March 31, 1998 and 1997

           Notes to Financial Statements (Unaudited)                     6-12

   Item 2. Management's Discussion and Analysis of Financial             13
             Condition and Results of Operations

PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                              14

SIGNATURE PAGE                                                           15

           TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                                           March 31, 1998                 Dec. 31,  1997
                                                                           --------------                ---------------
                                                                                                            (Audited)
ASSETS
Current assets:
     Cash                                                                  $        82,069               $             -
     Cash, restricted (Note 2)                                                     195,000                       175,000
     Accounts receivable, net of allowance
         for doubtful accounts                                                     156,861                       162,648
     Other Current Assets                                                           51,576                        38,886
                                                                           ---------------               ---------------
         Total current assets                                                      485,506                       376,534
                                                                           ---------------               ---------------
Equipment, net of accumulated depreciation                                         491,575                       649,960
Other assets                                                                        59,357                        29,440
                                                                           ---------------               ---------------
                  Total assets                                             $     1,036,438               $     1,055,934
                                                                           ===============               ===============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
     Outstanding checks in excess of amounts
         reported by banks                                                 $             -               $       142,382
     Accounts payable and accrued expenses  (Note 5)                             6,043,998                     5,496,215
     Loans payable, stockholders                                                   443,397                        59,315
     Capital leases payable, current portion                                        59,838                        59,838
     Notes payable, current portion                                                185,957                       216,040
                                                                           ---------------               ---------------
         Total current liabilities                                               6,733,190                     5,973,790
Notes payable, net of current portion                                              162,934                       234,139
Capital leases payable, net of current portion                                      13,570                        41,930
                                                                           ---------------               ---------------
         Total liabilities                                                       6,909,694                     6,249,859
                                                                           ---------------               ---------------
Commitments and Contingencies (Notes 1,2,3,5 and 6)
Stockholders' (deficit):
     Preferred stock, $.001 par value
         None issued and outstanding                                                     -                             -
     Common stock, $.0001 par value                                                  3,498                         3,016
     Additional Paid-In Capital                                                 22,217,015                    20,869,442
     Accumulated (deficit)                                                     (28,093,769)                  (26,066,383)
                                                                           ----------------              ----------------
         Total stockholders' (deficit)                                        (  5,873,256)                 (  5,193,925)
                                                                           ----------------              ----------------
         Total liabilities and stockholders' (deficit)                     $     1,036,438               $     1,055,934
                                                                           ================              ================

                         See accompaying notes

            TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 1998                  1997
                                                                           ---------------        --------------

Total Revenues                                                             $       346,806        $      591,871
                                                                           ---------------        --------------

Operating Expenses:
     Salaries and contract services                                              1,406,271             1,756,965
     Payroll taxes and benefits                                                     61,432               120,121
     Rent                                                                           88,780               137,890
     Telephone                                                                     205,797               304,885
     Travel and entertainment                                                       21,190               304,341
     Advertising and promotion                                                      38,662               336,246
     Depreciation and amortization                                                 175,963               234,022
     Other expenses                                                                360,376               354,884
                                                                           ---------------        --------------

Total Operating Expenses                                                         2,358,471             3,549,351
                                                                           ---------------        --------------
Net (loss) from operations                                                      (2,011,665)           (2,957,480)

Other income (expenses):
     Interest income                                                                 2,515                 3,978
     Interest (expense)                                                       (     18,236)         (     71,238)
                                                                           ---------------        --------------

Net (loss)                                                                 $    (2,027,386)       $   (3,024,740)
                                                                           ===============        ==============

Net (loss) per share                                                       $         (0.06)      $         (0.13)
                                                                           ================       ===============

Weighted Average Shares                                                         32,563,714            22,912,531
                                                                           ===============        ==============
Outstanding


                          See accompanying notes

            TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                 Three Months Ended March 31,
Cash flows from operating activities:                                              1998                1997
                                                                           ----------------       ---------------
Net (loss)                                                                 $    (2,027,386)       $   (3,024,740)
Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
     Decrease (Increase) in accounts receivable                                     22,665           (   166,229)
       Depreciation and Amortization                                               175,963               234,022
       Increase (decrease) in accounts payable
         and accrued expenses                                                      405,402               765,122
       Increase in accrued payroll and taxes                                             -               157,235
       Increase in accrued interest to stockholder                                       -                50,684
       Other                                                                  (     42,607)               18,622
                                                                           ----------------       --------------
         Net cash (used in) operating activities                                (1,465,963)           (1,965,284)
                                                                           ----------------       ---------------

Cash flows from investing activities:
     Disposal (Acquisition) of equipment                                      (     17,579)          (   136,189)
     (Acquisition) of new business                                                       -            (1,099,893)
                                                                           ---------------        ---------------
         Net cash (used in) investing activities                              (     17,579)           (1,236,082)
                                                                           ---------------        ---------------

Cash flows from financing activities:
     Cash proceeds from loans from stockholders                                    384,082             1,411,272
     Issuance of common stock                                                    1,331,177             1,715,692
     Proceeds from (repayment of) leases payable                              (     28,360)              (13,788)
     Proceeds from (repayment of) notes payable                                (   101,288)               38,599
     (Increase) in cash collateral                                            (     20,000)                    -
                                                                           ----------------       --------------
       Net cash provided by financing activities                                 1,565,611             3,151,775
                                                                           ---------------        --------------
Increase (decrease) in cash                                                         82,069               (49,591)
Cash, beginning of period                                                                -               119,130
                                                                           ---------------        --------------
Cash, end of period                                                        $        82,069                69,539
                                                                           ===============        ==============
Interest paid                                                              $        18,236        $            -
                                                                           ===============        ==============
Income taxes paid                                                          $             -        $            -
                                                                           ===============        ==============

                         See accompanying notes

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

(4)      Preferred Stock

         The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $.001 each. The preferred stock may be issued in a series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution.

(5)      Litigation

         The Company is a party to numerous litigation and threatened litigation matters related to alleged nonperformance of contracts and nonpayment of various obligations. Contingencies exist with respect to these matters. The ultimate costs, if any, related to these matters cannot presently be determined. The financial statements as of March 31, 1998 include a $1,277,250 provision for estimated potential costs related to these matters.

(6)      Creditor Delinquencies

         The Company is materially delinquent on payment of various creditor obligations including various obligations to the Internal Revenue Service. Failure to pay these balances due could result in the inability of the Company to continue in business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Total revenues for the three months ended March 31, 1998 were $346,806, a 41% decrease from revenues for the three months ended March 31, 1997. Operating expenses for the same period also decreased, from $3,549,351 to $2,358,471, a 33% decrease. These decreases were exhibited in most expense categories, particularly salaries, contract services, travel and entertainment, and advertising and promotion. This was the result of cutbacks in these areas. For the period, the Company sustained a net loss of $2,027,386, compared to a net loss of $3,024,740 for the same period last year. This decrease in the loss was primarily the result of the reductions in operating spending, partially offset by decreases in revenues. These losses are expected to continue for the foreseeable future.

Sales And Revenues

         The Registrant's sales and revenues are derived from VSI and its subsidiary American International Travel Agency, Inc. ("AIT"). Revenues are derived from commissions earned on the sale of airline tickets, booking fees and commissions paid by hotels or lodging properties, car rental agencies and tour operators for each made and used reservation VSI provides. Additionally, VSI receives per-call fees for visitor guide requests, transaction fees for information services and ticket sales to attractions and events and subscription fees for property representation.

Limited Working Capital; Financial Instability

         As of March 31, 1998, the Registrant had a negative stockholder's equity of ($5,873,256), an accumulated deficit of ($28,093,769), and a working capital deficit of ($6,247,684).

         Various factors effecting the Registrant's operations raise doubt as to the Registrant's ability to continue as a going concern. There can be no assurance that the Registrant will be able to continue as a going concern, or achieve material revenues and profitable operations. The Registrant's operations have not and are not expected to provide sufficient cash flows and, as such, the Registrant requires additional financing. No assurances can be given that financing will be available to the Registrant in the amounts required, or that, if available, the financing will be available on terms satisfactory to the Registrant.

         The financial statements include all adjustments which in the opinion of and to the best of management's knowledge are necessary to make the financial statements not misleading.

                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         Exhibit No.       Description

         27.1              Restated Financial Data Schedule.  (Filed herewith.)

(b)      Reports on Form 8-K.

         No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

                              SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TELESERVICES INTERNATIONAL GROUP INC.


Dated:  August 13, 1998              /s/ Robert P. Gordon
                                     --------------------
                                     Robert P. Gordon Chairman and
                                     Interim Chief Financial Officer

                                EXHIBIT INDEX




         Exhibit No.       Description
         -----------       -----------

         27.1              Restated Financial Data Schedule.  (Filed herewith).