Form 10QSB
period 1998-06-30
TELESERVICES INTERNATIONAL GROUP INC
filed 1998-08-14
CIK 808713

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                              For the quarterly period ended June 30, 1998

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                              For the transition period from _______ to ________ Commission file number: 33-11059-A

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

                              (727) 897-4000
                       -----------------------------
                        (issuer's telephone number)

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

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                    TELESERVICES INTERNATIONAL GROUP INC.

                                   INDEX


PART I.  FINANCIAL INFORMATION                                         Page
                                                                       ----

     Item 1. Financial Statements
             TeleServices International Group Inc. and Subsidiaries

             Consolidated Balance Sheets                                 3
               June 30, 1998 (Unaudited) and
               December 31, 1997

             Unaudited Consolidated Statements of Operations             4
               Three and six months ended
               June 30, 1998 and
               June 30, 1997

             Unaudited Consolidated Statements of Cash Flows             5
               Six Months ended
               June 30, 1998 and
               June 30, 1997

             Notes to Financial Statements (Unaudited)                   6-8

     Item 2. Management's Discussion and Analysis of Financial           9
             Condition and Results of Operations

PART II.  OTHER INFORMATION                                              11

SIGNATURE PAGE                                                           12

            TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                                           June 30, 1998                 Dec. 31, 1997
                                                                           ---------------               -------------
                                                                                                           (Audited)

ASSETS
Current assets:
     Cash                                                                  $        73,526                $            -
     Cash, restricted (Note 2)                                                     195,000                       175,000
     Accounts receivable, net of allowance
         for doubtful accounts                                                     226,880                       162,648
     Other Current Assets                                                          250,348                        38,886
                                                                           ---------------               ---------------
         Total current assets                                                      745,754                       376,534
                                                                           ---------------               ---------------

Equipment, net of accumulated depreciation                                       1,369,475                       649,960
Other assets                                                                        31,333                        29,440
                                                                           ---------------               ---------------
                  Total assets                                             $     2,146,562               $     1,055,934
                                                                           ===============               ===============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                                       6,335,671                     5,638,597
         (Notes 5 and 6)
     Loans payable, stockholders                                                 1,283,256                        59,315
     Capital leases payable, current portion                                        52,491                        59,838
     Notes payable, current portion                                                185,957                       216,040
                                                                           ---------------               ---------------
         Total current liabilities                                               7,857,375                     5,973,790

Notes payable, net of current portion                                              251,863                       234,139
Capital leases payable, net of current portion                                           -                        41,930
                                                                           ---------------               ---------------
         Total liabilities                                                       8,109,238                     6,249,859
                                                                           ---------------               ---------------

Commitments and Contingencies (Notes 1,2,3,5 and 6)




Stockholders' (deficit):
     Treasury Stock                                                          (     125,000)                            -
     Preferred stock, $.001 par value
         None issued and outstanding                                                     -                             -
     Common stock, $.0001 par value                                                  4,767                         3,016
     Additional Paid-In Capital                                                 25,917,327                    20,869,442
     Accumulated (deficit)                                                   (  31,759,770)                (  26,066,383)
                                                                           ---------------               ---------------
         Total stockholders' (deficit)                                       (   5,962,676)                (   5,193,925)
                                                                           ---------------               ---------------

         Total liabilities and stockholders' (deficit)                       $   2,146,562               $     1,055,934
                                                                           ===============               ===============











                         See accompanying notes

          TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and six months ended June 30, 1998 and 1997
                               (Unaudited)

                                                                                                                Twelve Months
                                       Three Months Ended June 30,            Six Months Ended June 30,             Ended
                                           1998            1997                 1998             1997           Dec. 31, 1997
                                     --------------   --------------      --------------    --------------      -------------
                                                                                                                   (Audited)

Total Revenues                       $      235,492   $      820,993      $      582,298    $    1,412,864      $    2,365,042
                                     --------------   --------------      --------------    --------------      --------------

Operating Expenses:
     Salaries & Contract Services         2,793,995        2,204,197           4,200,266         4,032,243          10,171,693
     Payroll taxes and benefits              66,595           59,990             128,027           109,027             586,444
     Rent                                    68,096           54,363             156,876           192,253             402,887
     Telephone                              153,271          278,487             359,068           583,372           1,075,429
     Travel and entertainment                88,914          410,390             110,104           714,731             840,817
     Advertising and promotion               35,171     (    322,123)             73,833            14,123             133,402
     Depreciation and amortization          180,666          197,280             356,629           431,302             966,991
     Other expenses                         454,575          637,117             814,951           992,001           6,230,121
                                     --------------    -------------      --------------    --------------      --------------

Total Operating Expenses                  3,841,283        3,519,701           6,199,754         7,069,052          20,407,784
                                     --------------    -------------      --------------    --------------      --------------

Net (loss) from operations             (  3,605,791)    (  2,698,708)       (  5,617,456)     (  5,656,188)       ( 18,042,742)

Other income (expenses)
     Interest Income                          2,691           22,980               5,206            26,958              31,897
     Interest (expense)                (     62,901)    (     98,506)       (     81,137)     (    169,744)       (    206,451)
                                     --------------    -------------      --------------    --------------      --------------

Net (loss)                           $ (  3,666,001)   $(  2,774,234)     $ (  5,693,387)   $ (  5,798,974)     $ ( 18,217,296)
                                     ==============    ==============     ==============    ==============      ==============

Net (loss) per share:                $        (0.09)   $       (0.11)     $        (0.12)   $        (0.23)     $        (0.70)
                                     ==============    ==============     ==============    ==============      ==============

Weighted Averages
      Shares Outstanding                 40,967,256       24,930,706          38,559,489        23,878,662          26,107,902
                                     ==============    ==============     ==============    ==============      ==============


                           See accompanying notes

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                                                Twelve Months
                                                                          Six Months Ended June 30,                 Ended
                                                                         1998                  1997             Dec. 31, 1997
                                                                  ----------------      ----------------      ----------------
                                                                                                                  (Audited)
Cash flows from operating activities:

Net (loss)                                                        $  (  5,693,387)      $ (  5,805,921)       $  (  18,217,296)
Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
       Decrease (increase) in accounts receivable                    (     47,354)        (    206,776)                103,846
       Depreciation and amortization                                      356,629              244,999                 966,991
       Increase in accounts payable
         and accrued expenses                                             697,074            1,858,024               4,484,325
       Other                                                         (    213,355)        (  1,692,392)                 86,233
                                                                  ---------------      ---------------        ----------------
         Net cash (used in) operating activities:                    (  4,900,393)        (  5,602,066)          (  12,575,901)
                                                                  ---------------      ---------------        ----------------
Cash flows from investing activities:
       Acquistion of equipment                                       (  1,076,144)        (    522,189)          (     754,417)
                                                                  ---------------      ---------------        ----------------
Cash flows from financing activities:
       Cash proceeds from (repayment of)
         loans from stockholders                                        1,223,941            1,550,418           (     353,344)
       Acquisition of Treasury  stock                                (    125,000)                   -                       -
       Issuance of common stock                                         5,032,758            4,127,314              13,622,335
       Proceeds from (repayment of) leases payable                   (     49,277)             187,323           (      11,052)
       Repayment of notes payable                                    (     12,539)        (     97,983)          (      21,753)
       Increase in cash collateral                                   (     20,000)                   -           (      25,000)
                                                                  ---------------      ---------------        ----------------
         Net cash provided by financing activities:                     6,050,063            5,767,072              13,211,186
                                                                  ---------------      ---------------        ----------------
Increase (decrease) in cash                                                73,526         (    357,183)         (     119,130)
Cash, beginning of period                                                       -              119,130                119,130
Cash, end of period                                               $        73,526      $  (    238,053)       $             -
                                                                  ===============      ===============        ===============
Interest paid                                                     $        81,137      $       169,744        $       206,451
                                                                  ===============      ===============        ===============
Income taxes paid                                                 $             -      $             -        $             -
                                                                  ===============      ===============        ===============

                         See accompanying notes

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (unaudited)


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

(2)      Summary of Significant Accounting Policies

         (a)       Revenue Recognition

                  The Company offers services of booking reservations to travel-related properties for future periods. Revenue is not recognized until the arrival date for the reservation has occurred. Unrealized revenue from future reservations as of June 30, 1998 was $208,463.

         (b)      Concentration of Credit Risk

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

         (c)      Income Tax

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

         (d) Equipment - Equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years.

         (e)      Per Share Information

                  The per share information is computed based upon the weighted average shares outstanding.

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (unaudited)


(2)      Summary of Significant Accounting Policies, Continued

         (f)      Use of Estimates in the Preparation of Financial Statements

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

         (g)      Bad Debts

                  An allowance for uncollectible accounts has been provided based on the Company's past collection history.

         (h)      Advertising and Promotion Costs

                  Advertising and promotion costs are expensed as incurred.

         (i)      Geographic Area of Operations

                  The Company provides services to customers in the U.S.A. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in one area and in one industry, this concentration of operations results in an associated risk and uncertainty.

         (j)      Stock Split

                  Effective  January  16, 1996 the Company effected a 1.065 to 1
                  forward  stock  split.   All  shares  and  per  share  amounts
                  referred to have been adjusted retroactively.

         (k)      Restricted Cash

                  Included in cash on June 30, 1998 is $195,000 being held in separate certificates of deposit as collateral for notes payable.

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

(5)      Litigation

         The Company is a party to numerous litigation and threatened litigation matters related to alleged nonperformance of contracts and nonpayment of various obligations. Contingencies exist with respect to these matters. The ultimate costs, if any, related to these matters cannot presently be determined. The financial statements as of June 30, 1998 include a $1,057,340 provision for estimated potential costs related to these matters.

(6)      Creditor Delinquencies

         The Company is materially delinquent on payment of various creditor obligations including various obligations to the Internal Revenue Service. Failure to pay these balances due could result in the inability of the Company to continue in business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Total revenues for the three months ended June 30, 1998 were $235,492, a 71% decrease from revenues for the three months ended June 30, 1997. Operating expenses for the same period increased from $3,519,701 to $3,841,283, an 8% increase. For the period, the Company sustained a net loss of $3,666,001, compared to a net loss of $2,774,234 for the same period last year. These losses are expected to continue for the foreseeable future.

Sales and Revenues

     The Registrant's sales and revenues are derived from VSI and its subsidiary American International Travel Agency, Inc. ("AIT"). Revenues are derived from commissions earned on the sale of airline tickets, as well as booking fees and commissions paid by hotels or lodging properties, car rental agencies and tour operators for each made and used reservation VSI provides. Additionally, VSI receives per-call fees for visitor guide requests, transaction fees for information services and ticket sales to attractions and events and subscription fees for property representation.

Limited Working Capital; Financial Instability

     As of June 30, 1998, the Registrant had a negative stockholder's equity of ($5,962,676), an accumulated deficit of ($31,759,770), and a working capital deficit of ($7,306,621).

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

     Following is a summary of material legal proceedings that commenced during the period covered by this report and material developments to previously reported legal proceedings involving the Registrant and/or its subsidiaries:

     1. Siemens Business Communication Systems, Inc. filed a lawsuit against the Registrant's subsidiary, Visitors Services International Corp ("VSIC"), in the Circuit Court for Pinellas County, Florida, on April 10, 1998, claiming damages of approximately $181,000 representing an alleged unpaid balance due on equipment sold to VSIC, and an action for replevin of the equipment. Further proceedings have been postponed pending the results of a private sale of the equipment.

     2. Donald Jagoda filed a lawsuit against the Registrant's subsidiary, VSIC, in the Circuit Court of the Sixth Judicial Circuit of the State of Florida in and for Pinellas County on June 1, 1998, claiming approximately $18,750 in severance pay under a written employment contract and $200,000 as a commission under an alleged oral contract.

     3. Boehringer Ingelheim Pharmaceuticals, Inc. filed a lawsuit against the Registrant's subsidiary, VSIC (under its prior name, Visitors Services, Inc.), and Ray Wilson, an officer of the Registrant, in Superior Court, Judicial District of Danbury, Connecticut on December 9, 1997, claiming approximately $96,000 for alleged amounts due for use of office space under an alleged verbal agreement. The parties entered into a Settlement Agreement dated July 24, 1998 that provides for VSI to make scheduled payments to the plaintiff.

Item 2.  Changes in Securities:    None.

Item 3.  Defaults Upon Senior Securities:    None.

Item 4.  Submissions of Matters to a Vote of Security Holders:    None.

Item 5.  Other Information:

A.   Acquisition of Compact Connection, Inc.

     On July 13, 1998 the Registrant filed a Current Report on Form 8-K/1-A regarding the acquisition of Compact Connections, Inc. (a Nevada corporation) (the "Seller"). The report states that the original Asset Purchase Agreement has been modified by the parties to provide that the assets of the Seller will not be formally acquired until after the audited financial statements of the Seller have been completed and are deemed acceptable to the Registrant. In the interim, the Seller has granted to the Registrant and its wholly owned subsidiary, Compact Connections, Inc., a Delaware corporation ("CCI"), an exclusive license to all intellectual property owned by Seller, consisting of all rights and interest in the concept of marketing pre-recorded music recorded on tapes and compact disks, and other mediums that may become available, using a prepaid "MusicCard," including but not limited to any trademarks or tradenames for "Compact Connection" and "MusicCard." A copy of the Asset Purchase Modification and License Agreement among the parties dated July 9, 1998 was filed as an exhibit to the report.

     The Registrant, through its wholly owned subsidiary CCI, is currently developing a distribution channel through the internet, enabling individuals to purchase products directly from a site on the world wide web.

B. Matters related to the Registrant's "TeleServices Stock Option Plan" (the "TeleServices Plan")

     On June 25, 1998, the Registrant filed a Registration Statement on Form S-8 (Registration No. 333-57701) to register an additional 8,000,000 shares of common stock for issuance under the TeleServices Plan. The Registration Statement included a reoffer prospectus covering "control securities."

Item 6.  Exhibits and Reports on Form 8-K:

(a)   Exhibits

      Exhibit No.   Description
      -----------   -----------
      2.5           Agreement for Purchase of Assets of Compact Connection, Inc,
                    (a Nevada corporation), dated April 23, 1998, and Addendum dated April 24, 1998. (Incorporated by reference to Exhibit
                    2.5 of the  Registrant's  Current  Report  on Form 8-K dated
                    April 30, 1998, and filed May 14, 1998.)

      2.6 Asset Purchase Modification and License Agreement regarding Compact Connection, Inc., dated July 9, 1998. (Incorporated by reference to Exhibit 2.6 of the Registrant's current report on Form 8-K/A1 dated April 30, 1998 and filed on filed July 13, 1998.)

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

      10.5 Revolving Credit Loan Agreement and Revolving Credit Master Note between the Registrant and Robert P. Gordon, each dated April 23, 1998. (Incorporated by referenced to Exhibit 10.5 to the Registrant's Form 10-QSB for the quarter ended March 31, 1998, filed on May 20, 1998.)

      27            Financial Data Schedule.  (Filed herewith.)

(b)      Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated April 30, 1998 and filed May 14, 1998, to report that the Registrant, through a subsidiary corporation, Compact Connection, Inc., a Delaware corporation, ("CCI"), entered into an agreement to acquire substantially all of the assets of Compact Connection, Inc., an unaffiliated Nevada corporation ("Seller"). The Registrant intends to utilize all such assets to operate the former business of Seller as the business of CCI. The terms of the acquisition were subsequently revised and reported on a Form 8-K/A-1, filed on July 13, 1998. See Item 5.A. above.

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


                                      TELESERVICES INTERNATIONAL GROUP INC.


Dated:  August 14, 1998               /s/ Robert P. Gordon
                                      --------------------
                                      Robert P. Gordon Chairman and
                                      Interim Chief Financial Officer

                                 EXHIBIT INDEX




    Exhibit No.    Description
    -----------    -----------
    2.5            Agreement for Purchase of Assets of Compact Connection,  Inc,
                   (a Nevada corporation), dated April 23, 1998, and Addendum dated April 24, 1998. (Incorporated by reference to Exhibit
                   2.5  of  the  Registrant's  Current  Report on Form 8-K dated
                   April 30, 1998, and filed May 14, 1998.)

    2.6 Asset Purchase Modification and License Agreement regarding Compact Connection, Inc., dated July 9, 1998. (Incorporated by reference to Exhibit 2.6 of the Registrant's current report on Form 8-K/A1 dated April 30, 1998 and filed on filed July 13, 1998.)

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

    10.5 Revolving Credit Loan Agreement and Revolving Credit Master Note between the Registrant and Robert P. Gordon, each dated April 23, 1998. (Incorporated by referenced to Exhibit 10.5 to the Registrant's Form 10-QSB for the quarter ended March 31, 1998, filed on May 20, 1998.)

    27             Financial Data Schedule.  (Filed herewith).