Form 10-Q
period 1998-09-30
TELESERVICES INTERNATIONAL GROUP INC
filed 1998-11-13
CIK 808713

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
                         For the quarterly period ended September 30, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from _________ to ___________ Commission file number: 33-11059-A

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

                               (727) 897-4000
                        ---------------------------
                        (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 1998, of the
issuer's  Common  Stock,   $.0001  par  value,   there  were  57,527,738  shares
outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                    TELESERVICES INTERNATIONAL GROUP INC.
                                  INDEX


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

       Item 1.   Financial Statements
                 TeleServices International Group Inc. and Subsidiaries

                 Consolidated Balance Sheets                                   3
                   September 30, 1998 (Unaudited) and
                   December 31, 1997

                 Unaudited Consolidated Statements of Operations               4
                   Three and nine months ended
                   September 30, 1998 and
                   September 30, 1997

                 Unaudited Consolidated Statements of Cash Flows               5
                   Nine Months ended
                   September 30, 1998 and
                   September 30, 1997

                 Notes to Financial Statements (Unaudited)                   6-8

       Item 2.   Management's Discussion and Analysis of Financial             9
                   Condition and Results of Operations

PART II.  OTHER INFORMATION                                                   11

SIGNATURE PAGE                                                                14

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                         September 30, 1998               Dec. 31, 1997
                                                                         ------------------               -------------
                                                                                                             (Audited)
ASSETS
Current assets:
     Cash                                                                  $            --               $            --
     Cash, restricted (Note 2)                                                      80,000                       175,000
     Accounts receivable, net of allowance
         for doubtful accounts                                                     280,491                       162,648
     Other Current Assets                                                          532,895                        38,886
                                                                           ---------------               ---------------
         Total current assets                                                      893,386                       376,534
                                                                           ---------------               ---------------

Equipment, net of accumulated depreciation                                       1,724,949                       649,960
Other assets                                                                       767,166                        29,440
                                                                           ----------------              ---------------
                  Total assets                                             $     3,385,501               $     1,055,934
                                                                           ===============               ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                                       6,135,915                     5,638,597
         (Notes 5 and 6)
     Loans payable, stockholders                                                 1,750,956                        59,315
     Capital leases payable, current portion                                        27,006                        59,838
     Notes payable, current portion                                                289,251                       216,040
                                                                           ---------------               ---------------
         Total current liabilities                                               8,203,127                     5,973,790

Notes payable, net of current portion                                               70,323                       234,139
Capital leases payable, net of current portion                                       6,635                        41,930
                                                                           ---------------               ---------------
         Total liabilities                                                       8,280,085                     6,249,859
                                                                           ---------------               ---------------

Commitments and Contingencies (Notes 1,2,3,5 and 6)







Stockholders' (deficit):
     Treasury Stock                                                          (     125,000)                            -
     Preferred stock, $.001 par value
         None issued and outstanding                                                     -                             -
     Common stock, $.0001 par value                                                  5,499                         3,016
     Additional Paid-In Capital                                                 27,883,935                    20,869,442
     Accumulated (deficit)                                                   (  32,659,017)                (  26,066,383)
                                                                           ----------------              ----------------
         Total stockholders' (deficit)                                       (   4,894,584)                (   5,193,925)
                                                                           ----------------              ----------------

         Total liabilities and stockholders' (deficit)                       $   3,385,501               $     1,055,934
                                                                           ===============               ================








                             See accompanying notes

            TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           Three and nine months ended September 30, 1998 and 1997
                                 (Unaudited)

                                                                                                            Twelve Months
                                      Three Months Ended September 30   Nine Months Ended September 30          Ended
                                            1998              1997           1998             1997          Dec. 31, 1997
                                      ---------------    -------------  --------------   -------------     --------------
                                                                                                              (Audited)
Total Revenues                        $      318,038     $  1,005,720   $     900,336    $  2,418,584      $   2,365,042
                                      ---------------    -------------  --------------   ------------      --------------

Operating Expenses:
     Salaries & Contract Services            445,410        1,624,590       4,645,676       5,599,190         10,171,693
     Payroll taxes and benefits              126,686          202,070         254,713         368,740            586,444
     Rent                                     63,417           85,295         220,293         277,548            402,887
     Telephone                                44,057          444,529         403,125       1,027,901          1,075,429
     Travel and entertainment                  5,710          305,670         115,814       1,020,401            840,817
     Advertising and promotion            (   48,599)         100,940          25,234         115,063            133,402
     Depreciation and amortization           291,482          246,459         648,111         677,761            966,991
     Other expenses                          199,203          791,456       1,014,154       1,783,457          6,230,121
                                      ---------------    -------------  --------------   -------------    ---------------

Total Operating Expenses                   1,127,366        3,801,009       7,327,120      10,870,061         20,407,784
                                      ---------------    -------------  --------------   -------------    ---------------

Net (loss) from operations                (  809,327)     ( 2,795,289)   (  6,426,783)    ( 8,451,477)      ( 18,042,742)

Other income (expenses)
     Interest Income                           4,119            2,804           9,325          29,762             31,897
     Interest (expense)                   (   72,362)     (    44,217)   (    153,499)    (   213,961)      (    206,451)
                                      ---------------    -------------  --------------   -------------    ---------------

Net (loss)                            $   (  877,571)    $(  2,836,702) $(  6,570,958)   $( 8,635,676)    $ ( 18,217,296)
                                      ===============    ============== ==============   =============    ===============

Net (loss) per share:                 $        (0.02)    $       (0.11) $       (0.15)   $      (0.35)    $        (0.70)
                                      ===============    ============== ==============   =============    ===============

Weighted Average
      Shares Outstanding                  51,249,061        26,683,437     42,566,843      24,708,414         26,107,902
                                      ===============    ============== ==============   =============    ===============




                        See accompanying notes

             TELESERVICES INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1998 and 1997
                                (Unaudited)

                                                                                                                  Twelve Months
                                                                      Nine Months Ended September 30                  Ended
                                                                         1998                  1997                Dec. 31, 1997
                                                                  ----------------      ----------------        -----------------
                                                                                                                     (Audited)

Cash flows from operating activities:

Net (loss)                                                        $  (  6,570,958)      $ ( 8,635,676)          $  (  18,217,296)
Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
       Decrease (increase) in accounts receivable                    (    117,843)        (   296,551)                   103,846
       Depreciation and amortization                                      648,111             677,761                    966,991
       Increase in accounts payable
         and accrued expenses                                             473,527           2,078,567                  4,484,325
       Other                                                         (    523,510)             20,034                     86,233
                                                                  ----------------      --------------          -----------------

         Net cash (used in) operating activities:                    (  6,090,673)        ( 6,155,865)               (12,575,901)
                                                                  ----------------      --------------          -----------------

Cash flows from investing activities:
       Acquisition of equipment                                      (  1,722,764)        (   824,837)
       Acquisition of new business                                   (    416,687)        (   572,737)                  (754,417)
                                                                  ----------------      --------------          -----------------

          Net cash (used in) investing activities:                   (  2,139,451)        ( 1,397,574)                  (754,417)
                                                                  -----------------     --------------          -----------------

Cash flows from financing activities:
       Cash proceeds from (repayment of)
         loans from stockholders                                        1,691,641         (   517,318)                  (353,344)
       Acquisition of Treasury  stock                                (    125,000)               -                             -
       Issuance of common stock                                         7,016,887            7,995,870                13,622,335
       (Increase) decrease in deferred offering costs                (    289,671)
       Proceeds from (repayment of) leases payable                   (     68,128)             225,925             (      11,052)
       Repayment of notes payable                                    (     90,605)        (    189,057)            (      21,753)
       Increase in cash collateral                                         95,000                -                 (      25,000)
                                                                  ----------------      ---------------         -----------------

         Net cash provided by financing activities:                     8,230,123            7,515,420                13,211,186
                                                                  ----------------      ---------------         -----------------







Increase (decrease) in cash                                                    --         (     38,019)            (     119,130)
Cash, beginning of period                                                      --              119,130                   119,130

Cash, end of period                                               $             0       $ (     81,111)         $              -
                                                                  ================      ================        =================

Interest paid                                                     $       153,499       $       192,642         $        206,451
                                                                  ================      ================        =================

Income taxes paid                                                 $            --       $        -              $              -
                                                                  ================      ================        =================







                         See accompanying notes

                  TELESERVICES INTERNATIONAL GROUP INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1998
                               (unaudited)


(1)      Organization and Operations:

         TeleServices International Group Inc. ("TSIG" or "Company"), formerly Dynasty Capital Corporation ("Dynasty"), was formed under the laws of the State of Florida on October 1, 1986. TSIG issued common stock for 100% of the issued and outstanding common stock of Visitors Services, Inc. ("VSI"). This transaction was accounted for as a reverse acquisition since the former controlling shareholders of VSI control TSIG after the business combination. Prior to the transaction TSIG was an inactive public shell corporation with no net assets. Since Dynasty had no net monetary assets at the time of the business combination, the par value of these shares was transferred from additional paid-in capital to common stock.

         VSI was formed under the laws of the State of Florida in November 1992 to provide automated reservations and information services specifically designed to support the special needs of convention and visitors bureaus and other organizations.

         American International Travel Agency, Inc. ("AIT") was acquired by VSI from Phoenix Information Systems Corp. ("Phoenix") on December 6, 1996, in exchange for 31,579 shares of Phoenix owned by VSI. The market value of the shares was $90,000 at the time of the transaction, which, after deducting VSI's cost basis of $15,829, resulted in a gain of $74,171 to VSI. The transaction was accounted for as a purchase.

(2)      Summary of Significant Accounting Policies

         (a)      Revenue Recognition

                  The Company offers services of booking reservations to travel-related properties for future periods. Revenue is not recognized until the arrival date for the reservation has occurred. Unrealized revenue from future reservations as of September 30, 1998 was $74,113.

         (b)      Income Tax

                  The Company had net operating loss carryovers totaling approximately $26,000,000 at December 31, 1997 which expire in various years through 2012. The Company had deferred tax assets of approximately $1,300,000 at December 31, 1997, related to loss carryovers, but due to the uncertainty of the Company's ability to utilize these carryovers, a valuation allowance of the total $1,300,000 has been provided.

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

                    TELESERVICES INTERNATIONAL GROUP INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1998
                                (unaudited)


(2)      Summary of Significant Accounting Policies, Continued

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

         (h)      Restricted Cash

                  Included in cash on September 30, 1998 is $80,000 being held in separate certificates of deposit as collateral for notes payable.

(3)      Basis of Presentation - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses since its inception and has a working capital deficit.

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

                    TELESERVICES INTERNATIONAL GROUP INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1998
                                (unaudited)


(4)      Preferred Stock

         The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $.001 each. The preferred stock may be issued in a series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution.

(5)      Litigation

         The Company is a party to numerous litigation and threatened litigation matters related to alleged nonperformance of contracts and nonpayment of various obligations. Contingencies exist with respect to these matters. The ultimate costs, if any, related to these matters cannot presently be determined. The financial statements as of September 30, 1998 include a $808,013 provision for estimated potential costs related to these matters.

(6)      Creditor Delinquencies

         The Company is materially delinquent on payment of various creditor obligations including various obligations to the Internal Revenue Service. Failure to pay these balances due could result in the inability of the Company to continue in business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Total revenues for the three months ended September 30, 1998 were $318,038, a 68% decrease from revenues for the three months ended September 30, 1997. Operating expenses for the same period decreased from $3,801,009 to $1,127,366, a 70% decrease. For the period, the Company sustained a net loss of $877,571, compared to a net loss of $2,836,702 for the same period last year, a decrease of 69%. A portion of the decrease in the loss is due to the reclassification of certain costs incurred in prior periods, such as deferred expenses and investment in affiliate companies, that were expensed and have now been recorded as deferred or capitalized expenses. The total decrease in the loss for the period due to these adjustments is $1,226,000. Excluding these adjustments, the loss from operations for the period would have been $2,103,571, a decrease of 26% from the same period last year.

Sales and Revenues

         The Company's sales and revenues are derived from its subsidiaries Visitors Services International Corp. ("VSI" or "VSIC") and American International Travel Agency, Inc. ("AIT"). Revenues sources include commissions earned on the sale of airline tickets, as well as booking fees and commissions paid by hotels or lodging properties, car rental agencies and tour operators for each made and used reservation VSI provides. Additionally, VSI receives per-call fees for visitor guide requests, transaction fees for information services and ticket sales to attractions and events and subscription fees for property representation.

Limited Working Capital; Financial Instability

         As of September 30, 1998, the Company's had a negative stockholder's equity of ($4,894,584), an accumulated deficit of ($32,659,017) and a working capital deficit of ($7,309,741).

         Various factors affecting the Company's operations raise doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. The Company is dependent upon sufficient cash flows from operations to meet its short term and long-term liquidity needs. These operations have not and are not expected to provide
sufficient  cash   flows,   and,   as  such,  the  Company  requires  additional
financing. No assurances can be given that financing will be available to the Company in the amounts required, or that, if available, the financing will be available on terms satisfactory to the Company.

         The financial statements include all adjustments which, in the opinion of and to the best of management's knowledge, are necessary to make the financial statements not misleading.

Changes in Operating Strategy

         In  response  to the  continuation  of the  operating  losses  from the travel-related teleservice operations, the Company initiated aggressive restructuring during the reporting period. The members of the prior senior management departed from the Company in the second quarter. The Company has brought in a new management team and is making fundamental changes to its strategic focus. A new president was hired in August along with new operational and financial management.

         Due to the difficulty to operate profitably in a commission-based travel environment, the Company is targeting its sales and marketing efforts toward traditional outsourced teleservices. Call center services will be offered on a time-billing basis, with revenue charges based upon staffing hours as opposed to commissions. The existing client base of VSI and AIT are being offered a restructured pricing package based upon hourly billing rates. However, it is considered to be unlikely that more than a very small portion of the client base, if any at all, will accept the new pricing structure. Therefore, future revenues will depend upon the ability of the Company to develop new customers for its services.

         In addition to seeking new revenue sources for the Company, there has been a substantial reduction in general and administrative expenses.

Compact Connection, Inc.

         TSIG formed a new corporation, Compact Connection, Inc. ("CCI"), a Delaware corporation, in May, 1998, for the purpose of acquiring the assets of Compact Connection, Inc., a Nevada corporation located in Southern California (see Item 6.b. below). CCI sells discount cards entitling the holder to purchase music compact discs and cassette tapes at a discounted price. CCI has developed an internet site (www.compactconnection.com) on which individuals can purchase the discount cards as well as music CDs and tapes, selecting from a catalog of more than 250,000 titles.

         CCI has designed a marketing program offering the discount music cards to clients such as major corporations and not-for-profit organizations as promotional and fund-raising devices. The music card is sold by the client as part of a promotion or fund raiser, keeping a portion of the sales revenues for itself and paying the remainder to CCI. The purchasers of the music card can use the discounts to purchase CDs and tapes through the internet site or they can order by telephone by calling on a toll-free number that will be answered in the Company's call center.

         The internet site and the call center are currently operational. However, no revenues for CCI were recorded in the reporting period.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings:

         Following is a summary of material legal proceedings that commenced during and/or after the period covered by this report, and material developments to previously reported legal proceedings involving the Registrant and/or its subsidiaries:

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

         2. Subsequent to the end of the period covered by this report, on November 9, 1998, a judgment in the amount of $520,353 was entered against the Registrant's subsidiary, VSIC in the lawsuit filed by Harley-Davidson Motor Company, as first reported in the Registrant's Form 10-QSB for the quarter ended March 31, 1998. Although no assurances can be given, VSIC believes that the amount of the judgment may be substantially reduced on appeal, due to a "limitation of liability" clause in the contract.

         3. Subsequent to the end of the period covered by this report, on November 6, 1998, a judgment in the amount of $69,742 was entered against was the Registrant's subsidiary, American International Travel Agency, Inc. ("AIT"), in the lawsuit filed by Call Management Systems, Inc., as first reported in the Registrant's Form 10-QSB for the quarter ended March 31, 1998.

         4. Subsequent to the end of the period covered by this report, Felcrest Trading Ltd. ("Felcrest"), a defendant in a lawsuit filed by Robert P. Gordon, individually, filed a third party Complaint in Circuit Court for Pinellas County, Florida, on October 23, 1998, against TSIG, VSIC, and current and former officers and directors of TSIG and VSIC and other third parties (collectively the "Third Party Defendants"). The third party complaint asserts civil claims for unspecified damages against the Third Party Defendants for alleged securities law and uniform commercial code violations, fraud and negligent misrepresentation, in connection with a private loan made by Felcrest to Gordon. The Third Party Defendants were not parties to the private loan made by Felcrest to Gordon, and Management believes that the third party claims are without merit.

             The original lawsuit was filed by Mr. Gordon against Felcrest on February 9, 1998, in connection with a loan agreement wherein Felcrest loaned $1 million to Mr. Gordon. The loan was secured by shares of common stock to TSIG owned by Mr. Gordon, and was convertible into those shares unless the loan was first redeemed by Mr. Gordon. Mr. Gordon alleges in his complaint that Felcrest manipulated the market price of TSIG's common stock, by engaging in short-selling, in an effort to cause a technical default in the loan agreement which triggered a substantial penalty and permitted Felcrest to convert the loan into shares at an artificially reduce price.

Item 2.       Changes in Securities:    None.

Item 3.       Defaults Upon Senior Securities:    None.

Item 4.       Submissions of Matters to a Vote of Security Holders:    None.

Item 5.       Other Information:

          On August 24, 1998, Mr. James H. Guild joined the Company as President. Mr. Guild most recently held the position of Senior Vice President of Fiserv Integration Solutions, a division of Fiserv, Inc., the nation's largest outsource provider of financial data processing with 1997 revenues exceeding $950 million. Mr. Guild brings extensive experience in development and management of technical and customer support functions, call center operations and mergers and acquisitions.

          Mr. Guild is employed under an employment agreement which calls for a salary of $200,000 per year. In addition, Mr. Guild receives stock options to acquire 600,000 shares of common stock at an exercise price of $.30. The options vest monthly on a pro-rata basis over a three-year period. The agreement can be terminated by either party with notice.

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

         10.6              Employment Agreement between the Registrant and James
                           H. Guild dated August 24, 1998.  (Filed herewith.)

         27                Financial Data Schedule.  (Filed herewith.)

(b)      Reports on Form 8-K.

         On July 13, 1998 the Registrant filed a Current Report on Form 8-K/1-A regarding the acquisition of Compact Connection, Inc. (a Nevada corporation) (the "Seller"). The report states that the original Asset Purchase Agreement has been modified by the parties to provide that the assets of the Seller will not be formally acquired until after the audited financial statements of the Seller have been completed and are deemed acceptable to the Registrant. In the interim, the Seller has granted to the Registrant and its wholly owned subsidiary, Compact Connection, Inc., a Delaware corporation ("CCI"), an exclusive license to all intellectual property owned by Seller, consisting of all rights and interest in the concept of marketing pre-recorded music recorded on tapes and compact disks, and other mediums that may become available, using a prepaid "MusicCard," including but not limited to any trademarks or tradenames for "Compact Connection" and "MusicCard." A copy of the Asset Purchase Modification and License Agreement among the parties dated July 9, 1998 was filed as an exhibit to the report.

                               SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TELESERVICES INTERNATIONAL GROUP INC.


Dated:  November 13, 1998               /s/ Robert P. Gordon
                                        ------------------------------------
                                        Robert P. Gordon Chairman and
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

         10.6              Employment Agreement between the Registrant and James
                           H. Guild dated August 24, 1998.  (Filed herewith.)

         27                Financial Data Schedule.  (Filed herewith).