Form 10KSB
period 1998-12-31
TELESERVICES INTERNATIONAL GROUP INC
filed 1999-04-01
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended December 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from:________ to ________

                    Commission file number:     33-11059-A
                                                ----------

                      TELESERVICES INTERNATIONAL GROUP INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          FLORIDA                                      59-2773602
---------------------------------                  ------------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                  Identification No.)


100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA            33701
------------------------------------------------------------         ----------
    (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:   (727) 895-4410
                             --------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $ 1,021,478
                                                                  -----------

         As of March 30, 1999, the aggregate market value of the voting stock held by non-affiliates, approximately 61,971,683 shares of Common Stock, was approximately $23,549,000 based on an average of the bid and ask prices of approximately $.38 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of March 30, 1999 was 76,078,966 shares.

         DOCUMENTS INCORPORATED BY REFERENCE:        None.

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ];  No  [X]

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.


Item 1.  Description of Business.

BUSINESS DEVELOPMENT

         TeleServices International Group Inc. ) (the "Registrant", the "Company" or "TSIG") is in the business of providing teleservices and internet solutions to both domestic and international companies through state-of-the-art facilities, telecommunications and products.

         History of the Company

         TeleServices International Group Inc. (formerly Visitors Services International Corp. and Dynasty Capital Corporation) was a development stage enterprise formed under the laws of the State of Florida to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company sold 2,500,000 units of $.0001 par value Common Stock ("Common Stock") at $.02 per unit, for total proceeds of $50,000 in a public offering which closed on June 8, 1987. The Company was formed for the purpose of seeking potential business opportunities in the form of a business combination with of an existing business.

         Acquisition of Visitors Services International Corp.

         Visitors Services International Corp., formerly Visitors Services, Inc. ("VSI") was in the business of providing reservations and information services to Convention and Visitors Bureaus and convention/event organizers. VSI originally became a subsidiary of the Company as a result of an Agreement and Plan of Reorganization ("Agreement") among the Company, VSI and certain Stockholders of VSI, dated September 26, 1996, pursuant to which a minimum of 80% of the issued and outstanding shares of VSI were to be exchanged on a one share for one share basis for shares of restricted stock of the Company, after the Company effected a 14.4 to 1 reverse stock split of the shares outstanding before the date of the Agreement from 10,801,000 shares down to 750,093 shares (in lieu of any fractional shares created as a result of the reverse stock split, each holder of a fractional share was issued one additional whole share). The closing date of the Agreement was September 27, 1996, when the Company's reverse stock split was effected and certain Stockholders of VSI holding at least 80% of the outstanding shares of VSI executed the Agreement. The "Exchange Offer" was extended to and accepted by all of the remaining shareholders of VSI. By virtue of the reorganization, VSI became a wholly-owned subsidiary of the Company.

         After becoming a subsidiary of the Company, VSI entered into the following business acquisitions:

         1. On December 23, 1996, VSI entered into an Asset Purchase Agreement with Global Reservation Systems, Inc. ("GRS"), a Colorado corporation, to acquire all of GRS's interests in, to and under any asset, used in connection with GRS's business of answering toll-free telephone numbers advertised by contracted marketing organizations, providing information to callers of such toll-free telephone numbers, making reservations with lodging properties and attractions and providing advertising effectiveness statistics to such contracted marketing organizations of every kind, nature and description.

         2. On January 21, 1997, VSI acquired and took possession of all the assets of International Reservation Services, Limited ("IRSL"), to utilize all such assets to operate the former business of IRSL as the business of VSI. VSI acquired these assets from IRSL as a result of a bankruptcy proceeding of IRSL. The assets of IRSL consisted primarily of equipment, account receivables, customer contracts and the rights to approximately one hundred "800" telephone numbers. IRSL was a destination database marketing service company, specializing in the provision of a centralized nationwide lodging reservation service and other travel related services.

         On March 5, 1999, VSI filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division.

         Acquisition and Disposition of GuaranTEE Time, Inc.

         The Company acquired all of the outstanding capital stock of GuaranTEE Time, Inc. ("GTT") on February 24, 1997, in exchange for restricted common stock of the Company. Initially 100,000 shares of the Company were issued to the selling shareholders of GTT in exchange for their 100% interest in GTT. GTT provided automated tee-time scheduling for daily-fee golf courses and their customers.

         The Company disposed of substantially all of the assets of GTT on October 3, 1997, following a sale by GTT (as seller) to Guarantee Time Acquisitions, Inc., an unaffiliated third-party (the "Buyer"). The Company and GTT agreed not to compete with the Buyer for a period of three years in the business of tee-time reservation services.

         Acquisition of American International Travel Agency, Inc.

         On December 6, 1996, the Company, through VSI, entered into a Stock Purchase Agreement with Phoenix Information Systems Corp. ("Phoenix") to acquire all the capital stock of American International Travel Agency, Inc. ("AIT") from Phoenix in exchange for 31,579 shares of Common Stock of Phoenix owned by VSI. This transaction was closed on December 6, 1996. The consideration paid was based upon arms-length negotiations and an independent fair-market evaluation.

         Following a corporate restructuring by the Company, AIT became a wholly-owned subsidiary of the Company. AIT enables the Company to access to the major travel agency computerized reservation systems world-wide, and the ability to issue airline tickets.

PRESENT BUSINESS OF THE COMPANY

         The Company has recently restructured its business operations and announced its intent, subject to shareholder approval, to change the name of the Company to "TeleServices Internet Group Inc." doing business as "TSIG.com". Through its three strategic business divisions (described below), the Company is positioning itself as a pioneer in providing comprehensive outsourced e-commerce solutions. These services will enable companies to develop, build and maintain e-commerce web sites, create revenue-generating programs with corporations and non-profit organizations that attract consumer to customers' sites, and complements these offerings with Web-based call center and related services that provide customer service and support. A brief description of the three divisions is set forth below.

         On-Line Services Division

The Online Services Division plans to offer a full complement of online products designed to reduce a client's time to market and cost of development, by providing a proven e-commerce engine together with customized user-interfaces and various options of fault tolerant redundancy. The Company will offer this technology through "packaged products for rent" instead of the traditional building of websites from scratch. The Company will provide the necessary hardware, maintenance and technical support necessary for a client's solution at a very competitive price. The Company plans to build up recurring revenue through monthly maintenance and support programs. This division will be headquartered in the Silicon Valley area of California.

         The Online Services Division also plans to offer "Community Website" products to support the "My Card" Programs of the Products and Services Division (described below) and to cross-sell products while providing an Internet solution to not-for-profit organizations.

         TeleServices Division

         The TeleServices Division, based in St. Petersburg, Florida, will offer "Web-Based Customer Care Solutions" as well as traditional service bureau call-center business including, but not limited to, inbound, outbound and telemarketing, and client merger and acquisition services. Through state-of-the-art technology and Internet connectivity, all call center operators have on-line capabilities to provide customer and technical support and order entry to provide solutions for both in-house products as well as clients' Web-based applications.

         Products and Services Division

         The Products and Services Division offers consumer products through its customized "My Card" programs. The first of these products, My MusicCard, entitles holders to purchase music CDs and cassette tapes at a discounted prices. Consumers receive the discounts by purchasing membership cards either from the site or authorized distributors, through affinity programs with corporations and retail stores, or as part of fund-raising drives from non-profit organizations.

         On March 29, 1999, the Company launched its proprietary Internet site, www.myMusicCard.com, which enables consumers to purchase music CDs and cassettes over the Internet at prices lower than major retail or existing online sources. The site offers more than 250,000 music selections from a complete range of artists, and has the most robust searching ability of any music-only site, enabling consumers to search by any combination of artist, title, release date, song name and other criteria.

         The myMusicCard.com site will soon offer video DVDs and other related products, as well as links to other companies to provide Digital Downloading as well as customized compact discs. The My MusicCard program is the first of many proposed products that will be available to clients through the "My Card" Program. The next product the Company intends to launch is the "My PhotoCard".

         The Products and Services Division has begun operations thorough two wholly-owned subsidiaries: My MusicCard Company and My Card, Inc.

         To handle order fulfillment of current and future products, the Company uses third-party fulfillment houses and also plans to develop its own fulfillment facility in California.

         Trademarks

         The Company's subsidiary, VSI, applied for federal registration of the trademark "VSI" which application was approved on February 27, 1996.

         The Company and/or its subsidiaries have applied for federal registration of several trademarks and service-marks which are currently pending approval.

         Employees

         As of the date hereof, the Company and its subsidiaries currently employ 78 individuals, of which 17 are part-time employees.

Item 2.  Description of Property.

         The Company owns no property; all of its facilities are leased. Its corporate headquarters are housed in approximately 16,000 square feet of commercial space at 100 Second Avenue South, St. Petersburg, Florida. The Company has no real estate related investments.

Item 3.  Legal Proceedings.

A. Felcrest Trading Ltd. ("Felcrest"), a defendant in a lawsuit filed by Robert
P. Gordon, individually, filed a third party Complaint in Circuit Court for Pinellas County, Florida, on October 23, 1998, against the Company, VSI, and current and former officers and directors of the Company and VSI and other third parties (collectively the "Third Party Defendants"). The third party complaint asserts civil claims for unspecified damages against the Third Party Defendants for alleged securities law and uniform commercial code violations, fraud and negligent misrepresentation, in connection with a private loan made by Felcrest to Gordon. The Third Party Defendants were not parties to the private loan made by Felcrest to Gordon, and Management believes that the third party claims are without merit.

         The original lawsuit was filed by Mr. Gordon against Felcrest on February 9, 1998, in connection with a loan agreement wherein Felcrest loaned $1 million to Mr. Gordon. The loan was secured by shares of common stock to the Company owned by Mr. Gordon, and was convertible into those shares unless the loan was first redeemed by Mr. Gordon. Mr. Gordon alleges in his complaint that Felcrest manipulated the market price of the Company's common stock, by engaging in short-selling, in an effort to cause a technical default in the loan agreement which triggered a substantial penalty and permitted Felcrest to convert the loan into shares at an artificially reduce price.

B. On December 28, 1998, EIS International, Inc., of Herndon, Virginia, issued a Demand for Arbitration to the Company, as the result of a dispute arising under a contract dated May 7, 1998 with the Company. EIS seeks $223,261 for software, licenses and services, which it claims are due and owing under the parties agreement, plus interest, attorneys' fees and costs. The Company claims that it notified EIS of major defects in the software, demanded that they be remedied, but EIS refused to do so and instead demanded payment. Further, the Company counter-claimed that it has suffered damages in excess of $200,000, plus costs and attorneys' fees, because the Company was forced to create alternative systems for performing the functions for which the EIS software was intended and suffered significant loss of business opportunities as a result of the failure of EIS's software to perform as promised. A date for an arbitration proceeding has not been set yet.

C. On March 5, 1999, the Company's wholly owned subsidiary, Visitors Services International Corp., filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. Visitors Services International Corp. was a party to several previously reported material litigation proceedings, all of which have been automatically stayed as a result of the bankruptcy filing.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)      Market Information

         The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board maintained by the National Association of Securities Dealers under the Symbol "TSIG". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

         The following table sets forth the range of high and low bid quotations for the Company's Common Stock on the OTC Bulletin Board for each quarter of 1997 and 1998.

                                            Low Bid           High Bid
                                            --------          --------
                  1st Qtr. 1997             $   2.25          $  3.25
                  2nd Qtr. 1997             $   2.00          $  3.25
                  3rd Qtr. 1997             $   1.9375        $  2.8125
                  4th Qtr. 1997             $    .24          $  2.25

                  1st Qtr. 1998             $    .15          $   .51
                  2nd Qtr. 1998             $    .125         $   .48
                  3rd Qtr. 1998             $    .1875        $   .39
                  4th Qtr. 1998             $    .18          $   .52

         The source of this information is America Online quotation services and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

(b)      Holders

         As of March 26, 1999, there were approximately 170 holders of record of the Company's Common Stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

(c)      Dividends

         The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

(d)      Recent Sales of Unregistered Securities.

A. The Company is currently offering convertible debentures pursuant to a private placement which commenced in approximately November 1998. The debentures bear interest at the rate of 8%, mature on October 31, 1999, and are convertible into shares of common stock at a 30% discount to the average market price for the five days prior to the date of conversion. The Company also agreed to file a registration statement registering the shares of common stock issuable upon conversion of the debentures for resale by the investors. As of the date of filing of this report, a total of 7 convertible debentures totaling $1,525,000 in face value have been sold to 7 investors. Two of the investors have committed to purchase another $800,000 of the debentures if certain conditions are met when a registration statement for the resale of the shares of common stock issuable upon conversion of the debentures is declared effective by the SEC. The Company is contractually subject to a penalties equal to a further discount upon conversion of 5% per month for failure to timely file the registration statement and to cause the registration statement to become effective. The Company agreed to pay to a placement agent, Grady & Hatch and Co., Inc. a commission of 10% and a non-accountable expense allowance of 3% of the gross proceeds on all debentures sold with the assistance of the placement agent. In connection with the offering, warrants were also issued to the placement agent and two of the investors. Up to a total of 825,000 warrants are to be issued if a total of $2,500,000 in debentures are sold.

         In connection with the offering, a total of 17,000,000 shares of restricted common stock have been placed in escrow for five of the investors. The Company does not consider these shares to be outstanding unless and until the debentures are converted. One of the debentures in the face amount of $125,000 has been converted and approximately 531,915 of the escrowed shares are due to be delivered to the investor, plus interest.

         All purchasers are accredited investors, and the Company believes that this private placement is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of the Securities Act of 1933.

B. On February 24, 1997, the Company acquired all of the outstanding common stock of GuaranTEE Time, Inc. "(GTT") in exchange for shares of restricted Common Stock of the Company. The Company issued 100,000 shares of restricted Common Stock to the selling shareholders of GTT. The Company believes that this transaction is exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933. The transaction was reported on Form 8-K dated March 11, 1997.

C. On September 26, 1996, the Company executed an Agreement and Plan of Reorganization ("Agreement") with Visitors Services, Inc. ("VSI"), and certain Stockholders of VSI, pursuant to which a minimum of 80% of the issued and outstanding shares of VSI were to be exchanged on a one share for one share basis for shares of restricted stock of the Company. Pursuant to the Agreement, the Company issued a total 15,220,295 shares of common stock of the Company to the following persons in exchange for their controlling interest (over 80%) in
VSI: Robert P. Gordon, 11,585,472 shares; Elizabeth Gordon (wife of Robert P. Gordon), 1,409,857 shares; Mr. and Mrs. Gordon, jointly, 48,750 shares; Heaven International, Inc. (formerly Harvest International of America, Inc.) (a corporation controlled by Robert P. Gordon), 362,010 shares; and James F. Gordon (brother of Robert P. Gordon). The "Exchange Offer" was completed in 1997, which resulted in the Company owning 100% of VSI. A total of 19,446,647 shares of common stock of the Company were issued pursuant to the transaction. No underwriters were used and no commissions were paid. The Company believes that this transaction is exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933. The transaction was reported on Form 8-K dated September 30, 1996.

D. In October of 1996, the Company raised $843,750.75 in cash through a private placement of its common stock. The Company sold 1,124,999 shares of common stock, par value $.0001 per share, at a cash purchase price of $0.75 per share. Stephen G. McLean, a former officer and director of both the Company and VSI, purchased 33,333 shares; Paul W. Henry, an officer and director of both the Company and VSI, purchased 50,000 shares, which includes 15,000 shares in the name of his minor son; the R.P. Gordon Children Family Trust, a trust benefiting the minor children of Robert P. Gordon (Mr. Gordon has no control over and disclaims any interest in the trust, beneficial of otherwise) purchased 333,333 shares; Robert J. Conrads, a former director of VSI, purchased 400,000 shares; Michael Gordon, brother of Robert P. Gordon and currently a director of the Company, purchased 33,333 shares; Samuel Jacobs, a former officer of VSI, purchased 33,333 shares; Russell R. Uhlmann, Jr., a former officer of VSI, purchased 33,333 shares. The balance of 208,334 shares were purchased by four other persons. No underwriters were used and no commissions were paid. All purchasers are accredited investors, and the Company believes that this private placement is exempt from registration pursuant to Sections 4(2) and/or 4(6) of the Securities Act of 1933. All shares are restricted securities under the Act.

E. Prior to the reorganization described above, the Company's subsidiary, VSI raised cash of $1,050,000 through a private placement of 700,000 shares of VSI stock (equivalent to $1.50 per share) between January 24, 1996 and July 15, 1996. This private placement was made by VSI in reliance on Section 4(2) and/or Rule 506 of the Securities Act of 1933. All shares of common stock of VSI were converted into shares of restricted common stock of the Company pursuant to the reorganization with the Company and the terms of the Exchange Offer.

Item 6 . Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         Total revenues for the fiscal year ended December 31, 1998, were $1,021,478, representing a 67% decrease from revenues of $2,365,042 for the prior fiscal year ended December 31, 1997. The Company sustained a net loss of $11,822,251 in 1998, compared to a net loss of $18,042,742 for fiscal 1997, a 34% improvement. Operating expenses experienced a 40% decrease to $12,276,694 from a total of $20,407,784 for fiscal 1997. In 1998, there were decreases in most expense categories, in particular salaries and related expenses, contract services, telephone and travel expenses. The overall decrease in operating expense and net loss was primarily due to a refocus of the Company's efforts towards basic travel-related teleservice business and away from large-scale special-event projects that were not financially successful in 1997. However, despite these efforts, significant losses were experienced and the Company made the decision to discontinue the travel-related portion of its business.

         In response to the continuation of the operating losses from the commission-based, travel-related teleservice operations, the Company initiated aggressive restructuring during the year. The Company added several new members to its management team and is making fundamental changes to its strategic focus.

         The Company is now targeting its sales and marketing efforts toward traditional outsourced teleservices. Call center services will be offered on a time-billing basis, with revenues based upon the time a customer service representative spends on customer calls as opposed to commissions generated from sales made.

         Additionally, the Company is repositioning itself as a fully-integrated, internet-based communications, product and services company with its divisional structure as described in the Business of the Company. Multiple new business opportunities are being developed in addition to outsourced teleservices, including the products offered through the My Card e-commerce system and the online service offerings. Several new strategic and marketing alliances have been and continue to be developed.

         Limited Working Capital; Financial Instability

         As of December 31, 1998, the Company had a negative stockholder's equity of $8,004,726, an accumulated deficit of $37,888,635, and a working capital deficit of $8,892,289. The Company anticipates that the eventual resolution of the bankruptcy proceeding will reduce the consolidated working capital deficit.

         Various factors affecting the Company's operations raise doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company requires additional financing. In this event, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

         The Year 2000 issue is the result of computer programs that use two digits rather than four to define the applicable year. The Company has been evaluating its state of readiness with respect to the Year 2000 issue on a continuing basis. Investigations to date have determined that affected systems comprise are very limited, specifically: a) an old reservation system that has not been used since May 1998; and b) an employee time-clock system, which will be phased out of use prior to December 1999. An inventor of the remainder of the Company's computer systems is approximately 90% complete. To date, all computer hardware is Year 2000 compliant.. All software has been inventoried and each software manufacturer has been contacted to verify Year 2000 readiness. To date it has been determined that no software will need to be replaced, but some will require minor intervention in the form of software patches. Once the full inventory is completed and all necessary patches are installed, the Company will perform tests to ensure Year 2000 compliance. The Company can make no assurances regarding the impact of the Year 2000 issue on its business as a result of acts or omissions not within its control, such as acts or omissions of non-affiliated parties with whom the Company does business.

Item 7.  Financial Statements and Supplementary Data.

         The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                      TELESERVICES INTERNATIONAL GROUP INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                                December 31, 1998
                                December 31, 1997





























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

     Notes to Consolidated Financial Statements                             F8












                                       F2

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders of
TeleServices International Group Inc.


We have audited the accompanying consolidated balance sheet of TeleServices International Group Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the two years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TeleServices International Group Inc. as of December 31, 1998, and the results of its operations, its changes in stockholders' (deficit) and its cash flows for the two years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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


Schumacher & Associates, Inc.
Certified Public Accountants
12835 East Arapahoe Road, T-II, #110
Englewood, CO 80112

March 30, 1999




                                       F3

                      TeleServices International Group Inc.
                           Consolidated Balance Sheet
                              At December 31, 1998

                                     ASSETS

Current assets:
     Cash, restricted (Note 2)                                       $     80,000
     Accounts receivable, net of allowance for
       doubtful accounts of $ 159,934                                      80,530
     Other Current Assets                                                 159,441
                                                                     ------------
         Total current assets                                             319,971

Equipment, net of accumulated depreciation of
     $2,185,218 (Notes 5, 11)                                             481,577
Investment  in Affiliate (Note 2)                                         380,986
Other assets                                                               25,000
                                                                     ------------
         Total assets                                                $  1,207,534
                                                                     ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses (Notes 6,12 and 13)          6,638,702
     Loans payable, stockholder (Note 7)                                1,351,095
     Capital leases payable, current portion (Note 4)                      18,790
     Notes payable (Note 10)                                              328,673
     Convertible Debentures                                               875,000
                                                                     ------------


                  Total liabilities                                  $  9,212,260
                                                                     ------------
Commitments and Contingencies (See Notes)

Stockholders' (deficit):
     Preferred stock, $.001 par value
         10,000,000 shares authorized
         None issued and outstanding (Note 9)
           Common stock, $.0001 par value,
           114,000,000 shares authorized,
           64,971,638 shares issued and outstanding                         6,498
     Additional paid-in capital                                        30,002,411
     Treasury Stock, 13,130 shares at cost                               (125,000)
     Accumulated (deficit)                                            (37,888,635)
                                                                     ------------
        Total stockholders' (deficit)                                  (8,004,726)
                                                                     ------------
        Total liabilities and stockholders' (deficit)                $  1,207,534
                                                                     ============



    The accompanying notes are an integral part of the Financial Statements.

                                       F4

                      TeleServices International Group Inc.
                      Consolidated Statements of Operations
                         For the Years Ended December 31


                                                   1998                 1997
Total Revenues                                 $  1,021,478        $  2,365,042
                                               ------------        ------------

Operating Expenses:

          Salaries and contract services          5,751,964          10,171,693
          Payroll taxes                             349,547             586,444
          Rent                                      316,383             402,887
          Telephone                                 445,741           1,075,429
          Travel and entertainment                  124,514             840,817
          Advertising and promotion                  89,316             133,402
          Depreciation and amortization             971,094             966,991
          Other expenses (Note 6)                 4,228,134           6,230,121
                                               ------------        ------------


          Total operating expenses               12,276,694          20,407,784
                                               ------------        ------------


Net (loss) from operations                      (11,255,216)        (18,042,742)

Other income (expenses):
          Interest income                             9,832              31,897
          Interest (expense)                       (576,867)           (206,451)
                                               ------------        ------------

Net (loss)                                     $(11,822,251)       $(18,217,296)
                                               ============        ============

Net (loss) per share                           $      (0.23)       $      (0.70)
                                               ============        ============

Weighted Average Shares Outstanding              50,470,972          26,107,902
                                               ============        ============



         The accompanying notes are an integral part of the Statements.



                                       F5

                     TeleServices International Group, Inc.
                      Consolidated Statements of Cash Flow
                         For the Years Ended December 31

                                                                        1998                 1997
                                                                     ------------        ------------
Cash flows from operating activities:

     Net (loss)                                                      $(11,822,251)       $(18,217,296)
     Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
         Decrease in accounts receivable                                   82,118             103,846
         Depreciation and Amortization                                    971,094             966,991
         Increase in accounts payable and accrued expenses              1,000,105           4,484,325
         Other                                                           (116,115)             86,233
                                                                     ------------        ------------

                  Net cash (used in)operating activities               (9,885,049)        (12,575,901)
                                                                     ------------        ------------

Cash flows from investing activities:
     (Acquisition) of equipment                                          (802,710)           (754,417)
      (Investment) in affiliate company                                  (380,986)
                                                                     ------------        ------------


                  Net cash (used in) investing activities              (1,183,697)           (754,417)
                                                                     ------------        ------------

Cash flows from financing activities:
     (Repayment of) leases payable                                        (82,978)            (11,052)
     Cash proceeds from (repayment of) loans from stockholders          1,291,780            (353,344)
     Issuance of common stock                                           9,136,450          13,622,335
     Sale of convertible debentures                                       875,000
     Acquisition of treasury stock                                       (125,000)
     (Repayment of) notes payable                                        (121,506)            (21,753)
     (Increase) decrease in cash collateral                                95,000             (25,000)
                                                                     ------------        ------------

                  Net cash provided by financing activities            11,068,747          13,211,186
                                                                     ------------        ------------

Increase (decrease) in cash                                                     0            (119,130)
Cash, beginning of period                                                       0             119,130
                                                                     ------------        ------------

Cash, end of period                                                  $          0        $          0
                                                                     ============        ============

Interest paid                                                        $    576,867        $    206,451
                                                                     ============        ============

Income taxes paid                                                    $         --        $         --
                                                                     ============        ============


    The accompanying notes are an integral part of the Financial Statements.




                                       F6

                      TeleServices International Group Inc.
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                From September 30, 1995 through December 31, 1998

                                                   Common Stock            Additional
                                                                              Paid-in       Accumulated
                                              Shares           Amount         Capital          Deficit           Total
                                           ------------    ------------    ------------     ------------     ------------
Balance, December 31, 1996                   22,059,856    $      2,206    $  7,247,917     $ (7,849,087)    $   (598,964)

Issuance of Common Stock                      8,096,091             810      13,621,525               --       13,622,335
(Note 7)

Net (loss) year ended December 31, 1997              --              --              --      (18,217,296)     (18,217,296)
                                           ------------    ------------    ------------     ------------     ------------

Balance, December 31, 1997                   30,155,947           3,016      20,869,442      (26,066,383)      (5,193,925)

Issuance of Common Stock                     34,815,691           3,482       8,757,969               --        8,761,450
(Note 7)

Imputed Interest on Convertible                      --              --         375,000               --          375,000
Debentures

Acquisition of Treasury Stock                        --              --        (125,000)              --         (125,000)

Net (loss) year ended December 31, 1998              --              --              --      (11,822,251)     (11,822,251)
                                           ------------    ------------    ------------     ------------     ------------
Balance, December 31, 1998                   64,971,638    $      6,498    $ 29,877,411     $(37,888,635)    $ (8,004,726)
                                           ============    ============    ============     ============     ============





    The accompanying notes are an integral part of the Financial Statements.



                                       F7

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997


(1)  Organization and Operations:

     TeleServices International Group Inc. (TSIG), formerly Dynasty Capital Corporation (Dynasty), was incorporated under the laws of the State of Florida on October 1, 1986. TSIG issued common stock for 100% of the issued and outstanding common stock of Visitors Services, Inc. (VSI). This transaction was accounted for as a reverse acquisition since the former controlling shareholders of VSI control TSIG after the business combination. Prior to the transaction TSIG was an inactive public shell corporation with no net assets.

     VSI was incorporated under the laws of the State of Florida in November 1992 to provide automated reservations and information services specifically designed to support the special needs of convention and visitors bureaus and other organizations. On March 5, 1999, VSI filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division.

     American International Travel Agency, Inc. (AIT), a wholly-owned subsidiary of TSIG, was incorporated under the laws of the State of Florida on September 27, 1977 to provide retail travel services. AIT was acquired by VSI on December 6, 1996 (see Note 11).

     Compact Connection, Inc. (CCI), a Delaware corporation, was incorporated on April 17, 1998, as a wholly-owned subsidiary of TSIG for the purpose of establishing an internet-based discount retail music CD and cassette tape business.

     The source of sales revenue during the years 1998 and 1997 are summarized as follows:

                                    1998    1997
                                    ----    ----
                  TSIG                0%      0%
                  VSI                87%     80%
                  AIT                12%     20%
                  CCI                 1%      0%

                           Total    100%    100%





                                       F8

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997


(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements of TSIG and subsidiaries (the Company) include the accounts of TSIG, VSI and AIT for the entire years ended December 31, 1998 and 1997 and the accounts of CCI since April 17, 1998, the date if its formation. All intercompany accounts and transactions have been eliminated in the consolidation.

     (b)  Concentration of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company grants credit to various business and entities, in the U.S.A. The Company does not require collateral for its accounts receivable. The Company maintains its cash balance in one financial institution located in Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998 the Company had no uninsured cash balances, but at various times throughout the year, the balance exceeded the insured limit.

     (c)  Income Tax

          The Company has net operating loss carryovers totaling approximately $37,000,000 at December 31, 1998 which expire in various years through 2013. The Company has deferred tax assets of approximately $5,500,000 at December 31, 1998 related to loss carryovers but due to the uncertainty of the Company's ability to utilize these carryovers, a valuation allowance of the total $5,500,000 has been provided. Therefore, as of December 31, 1998 the Company's financial statements do not include any provision for deferred tax assets. A change in ownership of more than 50% of the Company could reduce or eliminate the Company's ability to utilize these loss carryovers.

     (d) Equipment - Equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Equipment is principally owned by VSI, which filed a petition for relief under Chapter 7 of the United States Bankruptcy Code. Therefore, the equipment has been written down to its estimated net realizable value (see Note 11).

     (e)  Per Share Information

          The per share information is computed based upon the weighted average shares outstanding.


                                       F9

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997

     (f)  Use of Estimates in the Preparation of Financial Statements

          Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant assumptions in the accompanying financial statements relate to the Company's ability to continue as a going concern as described in note 3 and estimated useful lives of equipment as disclosed in note 2(d). The ultimate resolution of the reasonableness of the related assumptions cannot presently be determined. Actual results could differ from the Company's estimates.

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

     (j)  Restricted Cash

          Included in cash on December 31, 1998 is $80,000 being held in separate certificates of deposit as collateral for notes payable, accounts payable and operating licenses.

     (k)  Software Development

          The Company incurred $810,000 in total costs related to the development of computer software designed for the purpose of (1) maintaining travel property inventory and reservation information for VSI and (2) providing an internet-based order transaction system for CCI. The total cost was expensed in 1998 as a result of the closing of VSI's travel-related business and the development of a new CCI internet site to replace the original one.



                                       F10

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997

     (l)  Write Down of Equipment Value

          During 1998 and 1997, the Company wrote down the value of its property and equipment $325,000 and $500,000, respectively, due to reasonable doubt as to its ability to be able to recover the full value from future operations.

     (m)  Investment in Affiliate

          Included on the balance sheet is $380,986 invested in an affiliate company, equal to the costs related to attempting to complete the proposed acquisition of certain entities. During 1998, the efforts to complete the proposed acquisitions were terminated and certain former employees of the Company resigned from the Company and acquired these entities. In exchange for transferring the rights, if any, the Company had with regard to these acquisitions and in exchange for terminating various employment and severance agreements, the Company was issued an equity position in the entity. Subsequent to December 31, 1998, the Company sold its equity position for $706,000 in cash, resulting in a 1999 gain of $326,000.


(3)  Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses since its inception and has a working capital deficit. Management is attempting to raise additional capital. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(4)  Lease Commitments

     In September, 1995 the Company entered into an operating lease agreement for its office facilities for a term of seven years. Minimum future rental payments under operating leases with terms greater than one year are summarized as follows:

                  Year ending December 31
                           1999                 $  349,822
                           2000                 $  307,353
                           2001                 $  278,702
                           2002                 $  158,468



                                       F11

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997

(4)  Lease Commitments, continued

     At December 31, 1998 the Company's financial statements included equipment leased through capital leases in the amount of approximately $87,300 with accumulated depreciation of approximately $39,900 . Total future minimum lease payments under this capital lease are summarized as follows:

Year ending December 31, 1999          $ 15,433
Year ending December 31, 2000             4,146

Amount representing interest               (789)
                                       --------
Net after interest reduction             18,790

Current portion                          14,435
                                       --------
Non-current portion                    $  4,355
                                       ========


(5)  Equipment

     The company's equipment as of December 31, 1998 is summarized as follows:

         Furniture, fixtures and office equipment                    $   490,430
         Telephone equipment                                           1,367,549
         Computer equipment and software                               1,265,912
         Leasehold improvements                                           42,905
         Allowance for idle and excess capacity equipment               (500,000)
                                                                     -----------
                                                                       2,666,796
         Accumulated depreciation                                     (2,185,218)
                                                                     -----------
                                                                     $   481,578
                                                                     ===========

(6)  Other Expenses

     In addition to normal other operating expenses, other expenses include the following:

                                                      1998          1997
                                                   ----------    ----------
         Provision for litigation contingencies    $  666,886    $1,277,250
         Loss on special event contract                           1,100,158
         Write off software development               810,795
         Write off of goodwill                                      801,665
         Provision for severance pay                                272,808
         Provision for equipment writedown            325,283       500,000
                                                   ----------    ----------
                                                   $1,802,964    $3,951,881
                                                   ==========    ==========


                                       F12

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997


(7)  Related Party Transactions

     The stockholders of the Company have made various demand loans to the Company for expansion and operating capital. During the year ended December 31, 1998 the stockholders converted $2,752,244 into 17,110,522 shares of the common stock of the Company. During the year ended December 31, 1997 the stockholders converted $9,797,635 into 7,410,878 shares of Common Stock.

     As of December 31, 1998 loans payable to a stockholder totaled $1,351,095, accruing interest at 11% per annum. The loan is payable on demand and is uncollateralized. Subsequent to December 31, 1998, a $1,000,000 portion of the loan balance was exchanged for 6,666,667 shares of the Company's common stock that was registered with the Securities and Exchange Commission on a Registration Form S-8. The exchange price was $.15 per share.

     Effective December 4, 1998 TSIG entered into a five-year employment agreement with its Chairman of the Board of Directors. Annual compensation according to the terms of the agreement is $360,000. In addition, the Chairman was awarded 5,000,000 shares of restricted common stock of the Company for services. At December 4, 1998 the closing price for the Company's common stock was $.25 per share. Due to the large block and the restrictive nature of the stock issued for services, the compensation was recorded at 50% of the closing price for the common stock on December 4, 1998. The employment agreement also entitles the Chairman to receive a car allowance, major medical insurance benefits, indemnification from any claim or law suit which may be asserted against him when acting as an officer of the Company provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange commission. The agreement also contains certain provisions with respect to disability, termination, confidentially and non-competition.


(8)  Stock Options

                                                Number of       Weighted Average
                                                 Options        Exercise Price
                                               ----------       ----------------
Outstanding at December 31, 1997               30,366,746       $      .1675
Outstanding at December 31, 1998                3,643,726       $      .3027
Exercisable at December 31, 1998                3,577,042       $      .3027
Options granted during 1998                    19,795,755       $      .1779
Options exercised during 1998                  29,815,691       $      .1747
Options forfeited or expired during 1998        2,811,334       $     1.4973

Options outstanding as of December 31, 1998 expire at various dates through May 31, 2003.




                                       F13

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997


(9)  Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $.001 each. The preferred stock may be issued in a series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution.


(10) Notes and Debentures Payable

     The Company had notes payable, principally to a bank, of approximately $328,000 at December 31, 1998, collateralized by certain equipment. Of this amount $50,000 was due and payable as of December 31, 1998. The remaining notes are payable in monthly payments totaling approximately $18,000, with interest at an approximate weighted average of 10% per annum. Since the notes are in default, the total balance has been included as a current liability.

     In November, 1998, the Company authorized the issuance of $2,000,000 of convertible debentures. As of December 31, 1998, $875,000 was received as proceeds from the issuance of the debentures. The terms of the debentures include interest at 8% per annum and are due and payable one year from issuance. The debentures are convertible at the option of the holder into common stock of the Company at 70% of the market price of the common stock based upon the average bid price for the five days immediately preceding the date of conversion. Interest expense in the amount of $375,000 has been credited to additional paid in capital on the balance sheet in the 1998 financial statements for the 30% conversion discount.

     The majority of the notes payable are personally guaranteed by a stockholder of the Company.

     Maturities of the notes and debentures payable are summarized as follows:

                  Year ending December 31,1999                $1,203,673
                                                              ==========


(11) Subsequent Events

     On March 5, 1999, VSI filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. As summarized in Note 1, 87% and 80% of operating revenues during 1998 and 1997, respectively, were generated by VSI.

     The Company's board of directors prepared a unanimous written consent dated December 3, 1998 approving the acquisition of AIT by TSIG from VSI by assumption of approximately $72,000 of AIT debt and a credit to TSIG's intercompany receivable from VSI of $20,000. As a transaction


                                       F14

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997

(11) Subsequent Events, continued

     among wholly-owned subsidiaries of TSIG, there was neither a contract nor a bill of sale documenting this transaction; there also was no stock certificate prepared evidencing this transaction. The bankruptcy filing of VSI did not include AIT as an asset of VSI but did disclose that TSIG acquired AIT from VSI on December 3, 1998. During November, 1998, a judgement in the amount of $530,000 was entered against VSI that may entitle the judgement creditor to a first position on the liquidation of the assets of VSI, including a claim of preference of creditor action against TSIG for its acquisition of AIT after the date of the judgement.

     During April, 1998, according to the documents evidencing the transaction, VSI acquired certain telephone switching equipment at a cost of approximately $600,000. Using capital raised by TSIG, a deposit was made to a VSI bank account for an amount sufficient to allow VSI to pay for the equipment. TSIG recorded this equipment on its financial statements as an asset of TSIG rather than VSI and did not include this equipment with the assets of VSI listed in its bankruptcy filing.

     Creditors of VSI, including the Internal Revenue Service, may have a claim against TSIG for preference of creditors related to the foregoing transactions. A contingency exists with respect to these matters, including final determination if the transactions between TSIG and VSI are legitimate transactions allowable by Federal Bankruptcy Code or if they are determined to be violations of preference of creditor statutes, rules and regulations.

(12) Litigation

     The Company is a party to numerous litigation and threatened litigation matters related to alleged nonperformance of contracts and nonpayment of various obligations. Contingencies exist with respect to these matters. The ultimate costs, if any, related to these matters cannot presently be determined. The financial statements as of December 31, 1998 include a $2,488,066 provision for estimated potential costs related to these matters.

(13) Creditor Delinquencies

     The Company is materially delinquent on payment of various creditor obligations including various obligations to the Internal Revenue Service. Failure to pay these balances due could result in the inability of the Company to continue in business.

(14) Fourth Quarter Adjustments

     The Company recognized as expenses various previously unrecorded accruals for potential litigation matters and various other accrued expenses and provisions for losses, which were recorded in the fourth quarter. These fourth quarter material adjustments totaled approximately $2,000,000.


                                       F15

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS OF THE REGISTRANT

         The Company has a Board of Directors (the "Board") which is comprised of four members. Each director holds office until the next annual meeting of Shareholders or until a successor is elected or appointed. The members of the Board of Directors of the Company their respective positions (if any) are as follows:

                                                               Director of
         Directors                      Age                   Company Since
         -------------------------------------------------------------------
         Robert P. Gordon                48                  September 1996
         Paul W. Henry                   52                  September 1996
         Michael J .Gordon               41                   December 1998
         John Hwang                      27                   January 1999

         ROBERT P. GORDON has served as a director of the Company since September 1996. Mr. Gordon founded the Company's subsidiary, VSI, in 1992 to meet the demanding requirements of the domestic tourism industry. As founder and chairman of Phoenix Information Systems Corp. ("Phoenix"), a firm that invested ten years and millions of dollars to develop an airline and hotel reservation system for international markets, Mr. Gordon recognized that sophisticated automated destination system software could be programmed to exceed the specifications of any domestic or international hospitality and tourism marketing program currently in use. Mr. Gordon is chairman of Heaven International, Inc. (formerly Harvest International of America, Inc.), a company engaged in the development of global tourism. Mr. Gordon has a B.A. in Philosophy and Biology from New York University, where he also did his graduate studies.

         PAUL W. HENRY has served as a director of the Company since September 1996. Mr. Henry first joined the Company's subsidiary, VSI, as a Director on March 1, 1996. Mr. Henry was Secretary and a Director of Phoenix Information Systems Corp. and Phoenix Systems Group, Inc. from April 1992 to October, 1998. During the past ten years, Mr. Henry has been an independent financial consultant. From 1991 to 1992, he was retained by Essex Investment Management Company, an institutional money management firm. From 1988 to 1991, Mr. Henry was retained by the Caithness Corporation, a natural resources development company. From 1988 to 1989 he was an advisor to Veronex Resources, an international oil and gas exploration company. From 1987 to 1989, Mr. Henry served as a consultant to Heaven International, Inc. Mr. Henry has a B.A. in Economics from Yale University, and an MBA from Northeastern University.

         MICHAEL GORDON has served as a director of the Company since December 1998. Mr. Michael Gordon has been employed since May 1998 as Vice President, Corporate Administration, for BBJ Chemical Compounds, Inc., a privately held company based in Tampa, Florida. Previously, he was responsible for corporate administration at Phoenix Information Systems Corp. ("Phoenix") from July 1997 to December 1997, and earlier was responsible for corporate services for VSI, now a wholly owned subsidiary of the Company, from April 1994 to June 1997. Mr. Gordon has a B.A. in Psychology from S.U.N.Y./Stony Brook.

         JOHN HWANG has served as a director of the Company since January 1999. Mr. Hwang became employed by the Company in February 1999 as Senior Vice President, On-Line Services Division, and as Chief Information Officer. From March 1998 to February 1999, Mr. Hwang was a managing partner at Cohesive Technology Solutions, Inc. where he was responsible for consulting in regard to on-line services, including web sites and e-commerce. From April 1995 to March 1998, he was Chief Executive Officer of I-Consulting Corporation, and prior thereto was a member of the technical staff of Oracle Corporation. Mr. Hwang has a B.S in Computer Science from Stanford University.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company and their respective positions are as follows:

         ROBERT P. GORDON, a director of the Company, has served as Chairman of the Company since September 1996 and as Chief Executive Officer ("CEO") since approximately August 1998. The Chairman is an executive officer of the Company. Mr. Gordon is also presently serving as Chief Financial and Accounting Officer for the Company.

         PAUL W. HENRY, a director of the Company, has served as Secretary and Treasurer of the Company since September 1996.

         JAMES H. GUILD, President of the Company since August 1998. From March 1998 to August 1998, Mr. Guild was Vice President of InVISION Management Systems, Inc. From August 1997 to February 1998, Mr. Guild was Senior Vice President of Fiserv Solutions, Inc., the nation's largest outsource provider of financial data processing. From 1993 to August 1998, Mr. Guild held positions of Vice President and President of Recom Associates, Inc. a company acquired by FiServ in 1994. Mr. Guild has brought to the Company extensive experience in development and management of technical and customer support functions, call center operations, and mergers and acquisitions.

SIGNIFICANT EMPLOYEES OF THE COMPANY AND ITS SUBSIDIARIES

         JOHN HWANG, a director of the Company, became Senior Vice President, On-Line Services Division, and Chief Information Officer in February 1999.

         WILLIAM KEITH WINE, Senior Vice President, Teleservices Division, since February 1999. Previously, Mr. Wine was Director of Link Call Center Services from June 1998 to January 1999 and President of PinnaCall Corporation from March 1997 to June 1998. From January 1992 to February 1997, Mr. Wine was President, Southern Resources, Inc. a franchise of Norrell Services, a leading provider of staffing services in the teleservices industry. Mr. Wine established Norrell as one the leading resources for telephone call center agents in Virginia, and developed strategies for marketing, servicing and assessing call center services.

         ROBERT NEWTON, Senior Vice President, Products and Services Division, since February 1999. Previously, Mr. Newton was President of Saddleback, Inc., d/b/a Hallmark Respiratory Care, a distributor of durable medical equipment, from April 1991 to January 1999. Mr. Newton graduated from the University of Alabama with a Bachelor of Science degree in commerce and business administration and began his career as a CPA with Pensacola-based Cherry, Bakaert & Holland. Subsequently, Mr. Newton was VP Operations for the Pacific region of Century 21, where was responsible for developing and managing new domestic and international markets.

         TONY PETERSON, Controller, since August 1998. Previously, Mr. Peterson was Vice-President, Finance, Exothermal Technology, from June 1997 to May 1998; Financial Consultant, Entre Resource, Inc., from January 1995 to June 1997; and Owner, Genelab Medical Products, from May 1993 to December 1994.

         TIMOTHY J. HEIDEMANN, Vice President of Call Center Operations, TeleServices Division, since June 1998. Previously, Mr. Heidemann was for 15 years District Manager, AT&T, where he was responsible for teleservices call center and direct mail/direct marketing channel management. Mr. Heidemann consulted to AT&T's largest inbound clients, including Continental Airlines, Amoco Motor Club, Mead Data and Thompson Vacations. He was responsible for managing the center review process for these clients, and presenting and implementing the resulting recommendations relative to workforce management and overall call center performance and profitability. Mr. Heidemann's extensive experience includes telemarketing sales, customer service, channel and vendor management, as well as "hands-on" management of AT&T's largest consumer acquisition telemarketing program from 1994-1996.

         RICHARD OLSON, Vice President, Account Management/Customer Service, Products and Services Division, joined the Company in July 1995. Previously, he was Regional Vice President, International Hotel Academy, from November 1994 to June 1995, where he was responsible for account development and revenue growth for The Grand Wailea Resort, Hotel and Spa (Maui), and the Biltmore Hotel, Los Angeles. From September 1985 to November 1994, Mr. Olson was Director, National Accounts, Hyatt Hotels & Resorts, where he was responsible for Convention and Group Sales for all 86 domestic properties.

         JEANNIE L. LEWIN, Vice President, Sales, since November 1996, has an extensive hotel sales background with over eleven years of experience in the hospitality industry. Ms. Lewin joined the Company as Regional Director of Sales for the West Coast in November 1996. Ms. Lewin spent the prior five years at Hyatt Hotels & Resorts, and before that worked at Marriott and Hilton Hotels. At Hyatt, she most recently held the position of Director of Sales and Marketing at the Hyatt Regency Alicante in Anaheim, CA. Earlier, Ms. Lewin served as Director of Sales and Marketing at the Hyatt Newporter in Newport Beach, CA and as Associate Director of Sales for the Hyatt Regency Hilton Head in South Carolina. Ms. Lewin has worked closely with many Convention and Visitors Bureaus and Tourism Development Councils on marketing committees and advertising campaigns. She is a member of Professional Conference Management Association (PCMA), Meeting Planner International (MPI), and the America Society of Association Executives (ASAE).

FAMILY RELATIONSHIPS

         Robert P. Gordon, a director and executive officer, and Michael J. Gordon, a director, are brothers.

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

         In December 1997, Phoenix Information Systems Corp. ("Phoenix") declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. At that time, Robert P. Gordon and Paul W. Henry were directors and Mr. Henry was an officer of Phoenix.

         On March 5, 1999, the Company's wholly-owned subsidiary, VSI, filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. Robert P. Gordon and Paul W. Henry are directors and officers of VSI.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Because the Company does not have any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, compliance with Section 16(a) is not required.

Item 10.  Executive Compensation.

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and each of the four highest paid executive officers of the Company and/or its subsidiaries.

Summary Compensation Table

         The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company and/or its subsidiaries during each of the fiscal years ended December 31, 1998, 1997 and 1996, to or for the Company's Chief Executive Officer and each of the other executive officers of the Company and/or its subsidiaries whose total annual salary and bonus exceeded $100,000 for the year ended 1998.


                                                               Annual Compensation
                                              -------------------------------------------------

              (a)                    (b)            (c)              (d)                (e)
             Name                   Year                                               Other
              and                   Ended                                             Annual
           Principal              December        Salary            Bonus          Compensation
           Position                  31             ($)              ($)                ($)
-----------------------------------------------------------------------------------------------
Robert P. Gordon,                   1998          178,846            -0-                -0-
Chairman, CEO, Director             1997         $158,247         $ 35,000              -0-
                                    1996         $ 60,000            -0-                -0-


                                                                 Long Term Compensation
                                                  -----------------------------------------------------
                                                                Awards                     Payouts
                                                  ------------------------------------ ----------------

             (a)                      (b)                (f)               (g)               (h)               (i)
             Name                     Year           Restricted
             and                     Ended              Stock             Shares            LTIP            All Other
          Principal                 December          Award(s)          Underlying         Payouts        Compensation
           Position                    31                ($)             Options             ($)               ($)
----------------------------------------------------------------------------------------------------------------------
Robert P. Gordon,                     1998         1,250,000 (n1)       16,809,122 (n2)      -0-               -0-
Chairman, CEO, Director               1997               -0-            15,000,000           -0-               -0-
                                      1996               -0-            2,220,000            -0-               -0-


(n1) On December 4 ,1998, Mr. Gordon was issued 5,000,000 shares of restricted common stock as long-term compensation. The shares are considered fully-vested and would be eligible to receive dividends, if any. Although the shares are restricted from resale, the dollar value of this restricted stock award is required to be calculated for purposes of this table by multiplying the closing market price of the Company's unrestricted stock on the date of grant by the number of shares awarded. Using the same formula, the value of the 5,000,000 restricted shares at year end was $2,187,500.

(n2) 1998 total includes 7,000,000 options granted in 1998, and a total of 9,809,122 options originally granted in 1997 that were repriced in 1998. Repricing details are as follows:

         o 7,000,000 options originally granted on December 8, 1997, with an original exercise price of $.30 per share, were repriced to $.20 on January 27, 1998, and were further repriced to $.15 on April 20, 1998.

         o 2,809,122 options originally granted on September 22, 1997, with an original exercise price of $2.00 per share, were repriced to $.30 on December 30, 1997 and further repriced to $.20 on January 27, 1998.

Option/SAR Grants in Last Fiscal Year

         The information provided in the table below provides information with respect to individual grants of stock options during 1998 to each of the executive officers named in the Summary Compensation Table above. The Company did not grant any stock appreciation rights during 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

              (a)                         (b)                 (c)                 (d)                (e)
                                                           % of Total
                                       Number of          Options/SARS
                                      Securities           Granted to
                                      Underlying           Employees          Exercise or
                                     Options/SARs          in Fiscal           Base Price         Expiration
              Name                    Granted (#)          Year (n1)             ($/Sh)              Date
------------------------------------------------------------------------------------------------------------
Robert P. Gordon                    7,000,000(n2)             22.96               $ .15            04/30/03

Notes:

(n1) The percentage of total options granted in the fiscal year is based upon all options (approximately 30,493,113) granted to eligible participants (which includes officers, directors, employees, consultants and advisors) under each of the Company's employee stock option plans in fiscal 1998 (not all options granted during 1998 remained outstanding as of December 31, 1998).

(n2) 7,000,000 options were granted on April 20, 1998 with an exercise price of $.15 per share. All options were exercised in 1998.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1998 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options.

           (a)                  (b)            (c)                  (d)                         (e)
                                                                                              Value of
                                                                 Number of                  Unexercised
                                                           Securities Underlying            In-the-Money
                                                                Unexercised               Options/SARs at
                              Shares          Value           Options/SARs at                FY-End($)
                            Acquired on      Realized            FY-End (#)
          Name             Exercise (#)      ($)(n1)
                                                                Exercisable/                Exercisable/
                                                               Unexercisable             Unexercisable(n1)
---------------------------------------------------------------------------------------------------------
Robert P. Gordon            16,809,122      $2,698,240            -0-/-0-                       N/A


(n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value (based on the reported low bid quotations) of the Common Stock underlying the options and the exercise price for the options at exercise or fiscal year end, respectively.

Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

         This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during fiscal 1998.

Compensation of Directors.

         John Hwang was granted options to acquire 1,000,000 shares of the Company's restricted common stock an exercise price of $.30 per share for agreeing to serve as a director of the Company. The options shall vest (and shall become exercisable at the time they vest), subject to termination of Mr. Hwang's services as a director, as follows: 50,000 options shall vest on the first day of each month from January 1999 through April 1999; and 25,000 options shall vest on the first day of each subsequent month for 32 consecutive months, commencing May 1999. All options shall expire on December 31, 2003. The following terms and conditions apply to the options: (i) both the number of options and the exercise price are subject to appropriate adjustments in the event of any stock split, stock dividend or other change in capital structure affecting the Company's common stock, (ii) the options and the shares of common stock issuable upon exercise of the options are subject to restrictions on transfer, as required by applicable federal and state securities laws; (iii) options which have not vested on or before the date of termination of John Hwang as a member of the Board of Directors shall terminate on such date, and (iv) notwithstanding the expiration date, all vested options must be exercised within one year after termination as a member of the Board of Directors. Subsequent to year-end, the Company also engaged Mr. Hwang as Chief Information Officer (CIO) and a Senior Vice President pursuant to an employment agreement dated February 2, 1999. Pursuant to the agreement, Mr. Hwang is entitled to a base salary of $150,000 per year, a signing bonus of $20,000, and will be entitled to quarterly cash performance bonuses equal to three percent (3%) of the gross margin (as determined pursuant to generally accepted accounting principals) derived from the Company's "online services" division.

         Michael Gordon was granted options to acquire 100,000 shares of the Company's restricted common stock an exercise price of $.30 per share for agreeing to serve as a director of the Company. The options shall vest (and shall become exercisable at the time they vest), on a pro rata basis, monthly, for a period of twelve months, commencing January 1, 1999. All options shall expire on December 31, 2003. The following terms and conditions apply to the options: (i) both the number of options and the exercise price are subject to appropriate adjustments in the event of any stock split, stock dividend or other change in capital structure affecting the Corporation's common stock, (ii) the options and the shares of common stock issuable upon exercise of the options are subject to restrictions on transfer, as required by applicable federal and state securities laws; (iii) options which have not vested on or before the date of termination of Michael J. Gordon as a member of the Board of Directors shall terminate on such date, and (iv) notwithstanding the expiration date, all vested options must be exercised within one year after termination as a member of the Board of Directors.

         Pursuant to a consulting agreement dated April 9, 1998, the Company engaged Paul Henry, a director of the Company, to continue to serve as Secretary and Treasurer of the Company. Pursuant to the agreement, Mr. Henry was be paid $5,000 per month until he was able to devote full-time attention to the Company, after which he would be paid $15,000 per month. Mr Henry was also granted options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $.30 per shares, for five years. The options vest and become exercisable as follows: 250,000 upon execution of the agreement and 30,000 per month thereafter.

         Except as set forth above, no compensation was paid by the Company to its Directors for any service provided as a director during the fiscal year covered by this report. There are no formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, postage, and federal express charges.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         The Company's Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

         Pursuant to an employment agreement dated December 4, 1998, the Company engaged Robert P. Gordon to continue to serve as Chairman (an officer position) for a term of five years. Pursuant to the agreement, Mr. Gordon will be paid a salary of $360,000 per year. In addition, Mr. Gordon received a restricted stock award of 5,000,000 shares of common stock, which are considered fully-vested. Mr. Gordon is also entitled to the following: car expense allowance, major medical health benefits equivalent to that provided to other officers; indemnification from any claim or law suit which may be asserted against him when acting as an officer of the Company provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission. The agreement also contains certain provisions with respect to disability, termination, confidentiality and non-competition.

         The Company also has employment agreements in place with other officers and significant employees not required to be listed in the compensation tables.

         The Company's Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of the Company and its subsidiaries. The goals of the Company are to align compensation with business objectives and performance and to enable the Company and its subsidiaries to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the company. The Company and its subsidiaries provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance, incentive bonuses are available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants. In addition, the Company may set up a pension plan or similar retirement plans.

Employee Benefit and Consulting Services Compensation Plans

         The Company currently has in effect three separate Employee Benefit and Consulting Services Compensation Plans: 1) The "Visitors Services International Corp. Employee Benefit and Consulting Services Compensation Plan" (the "VSI Plan"); 2) the "TeleServices International Group Inc. Employee Benefit and Consulting Services Compensation Plan" (the "TSIG Plan"); and 3) the "TeleServices Employee Benefit and Consulting Services Compensation Plan" (the "TeleServices Plan"). The VSI Plan covers 17,500,000 shares of common stock, the TSIG Plan covers 10,000,000 shares of common stock, and the TeleServices Plan covers 20,000,000 shares of common stock. All shares covered by all three plans have been registered on seven separate Form S-8 registration statements.

         Under all plans the Company may issue shares of common stock and/or grant options to purchase common stock to qualified consultants, advisors, officers, directors and employees of the Company and its subsidiaries. The purpose of the plans is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress of the Company. The plans are administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries are liable if a direct issue of stock and all other terms on which each option shall be granted.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of the date of this report, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted.

==========================================================================================================
                                                      Amount and Nature of
Name and Address of Beneficial Owner (1)           Beneficial Ownership(1)(2)         Percent of Class (3)
----------------------------------------           --------------------------         --------------------
Robert P. Gordon (4)                                      40,723,950                          34.87%
Paul W. Henry (5)                                            888,360                           1.15
Michael J. Gordon (6)                                        345,665                              *
John Hwang (7)                                               503,572                              *
James H. Guild (8)                                           194,438                              *
Includes all officers and directors of the                42,655,985                          35.93
Company as a group (5 persons)
==========================================================================================================

-----------------------
 *       Represents less than one percent.

(1) Unless otherwise indicated, all shares are beneficially owned by the persons named. The address of each person is 100 Second Avenue South, City Center, Suite 1000, St. Petersburg, Florida 33701.

(2) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(3) Based upon 76,078,966 shares outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(4)      Robert P. Gordon may be deemed to be a founder of the Company. Robert
         P. Gordon individually owns 12,086,667 shares; Elizabeth K. Gordon, his wife, individually owns 909,857, and they jointly own 698,750 shares. Also included are 362,010 shares owned by Heaven International, Inc., which is controlled by Robert P. Gordon and Elizabeth K. Gordon. Included in the table are up to 26,666,667 shares which Mr. Gordon may have the right to acquire pursuant to the $5,000,000 Revolving Credit Loan Agreement Revolving Credit Master Note between Mr. Gordon and the Company, each dated April 23, 1998, in the event that the should the full amount of the loan is funded and should Mr. Gordon elect to convert the debt to shares of restricted common stock.

(5) Paul W. Henry is Secretary, Treasurer and a Director of the Company. Included in the table are 35,000 shares owned by Mr. Henry; 15,000 shares in a custodian account for his minor son (which is controlled by Mr. Henry, who disclaims any beneficial ownership thereof); and options that have vested or will be vested within the next 60 days to purchase 838,360 shares.

(6) Michael J. Gordon is a director of the Company. Included in the table are 304,000 shares owned by Mr. Michael Gordon; and options that have vested or will be vested within the next 60 days to purchase 41,665 shares.

(7) John Hwang is a director of the Company. Included in the table are options that have vested or will be vested within the next 60 days to purchase 503,572 shares.

(8) James H. Guild is President of the Company. Included in the table are options that have vested or will be vested within the next 60 days to purchase 194,438 shares.

Item 12.  Certain Relationships and Related Transactions.

         On April 23, 1998, the Company entered in to a Revolving Credit Loan Agreement and Revolving Credit Master Note with Robert P. Gordon, the Company's Chairman, whereby Mr. Gordon would loan, at his discretion, up to $5,000,000 to the Registrant over the following year, if and when requested by the disinterested members of the Board of Directors. The loan may be repaid in cash or in restricted common stock of the Registrant, at the option of Mr. Gordon. On February 22, 1999, Mr. Gordon elected to convert $1,000,000 in principal due under the loan into shares of restricted common stock at the conversion rate of $.15 per share, resulting in the issuance of 6,666,667 shares.

         The Company acquired a controlling interest in VSI from certain shareholders of VSI in September of 1996, and completed an exchange offer with the remaining shareholders of VSI in early 1997. Pursuant to the acquisition of VSI, the Company issued shares of common stock of the Company to the following persons in exchange for their controlling interest (over 80%) in VSI: Robert P. Gordon, 11,585,472 shares; Elizabeth Gordon (wife of Robert P. Gordon), 1,409,857 shares; Mr. and Mrs. Gordon, jointly, 48,750 shares; Harvest International of America, Inc. (a corporation controlled by Robert P. Gordon), 362,010 shares; and James F. Gordon (brother of Robert P. Gordon), 1,814,206 shares. The reorganization was reported on Form 8-K dated September 30, 1996.

         In October of 1996, the Company raised $843,750.75 in cash through a private placement of its common stock. The Company sold 1,124,999 shares of common stock, par value $.0001 per share, at a cash purchase price of $0.75 per share. Stephen G. McLean, a former officer and director of both the Company and VSI, purchased 33,333 shares; Paul W. Henry, an officer and director of both the Company and VSI, purchased 50,000 shares, which includes 15,000 shares in the name of his minor son; the R.P. Gordon Children Family Trust, a trust benefiting the minor children of Robert P. Gordon (Mr. Gordon has no control over and disclaims any interest in the trust, beneficial of otherwise) purchased 333,333 shares; Robert J. Conrads, a former director of VSI, purchased 400,000 shares; Michael Gordon, brother of Robert P. Gordon and currently a director of the Company, purchased 33,333 shares; Samuel Jacobs, a former officer of VSI, purchased 33,333 shares; Russell R. Uhlmann, Jr., a former officer of VSI, purchased 33,333 shares.

         VSI was indebted to Robert P. Gordon in the amount of approximately $1,829,965 in principal for funds loaned to VSI, plus accrued interest. Robert
P. Gordon agreed to convert his debt into shares of restricted common stock of VSI, in whole or in part, at the rate of $.75 per share. On September 26, 1996, 2,000,000 shares of restricted stock of VSI were issued to Robert P. Gordon for his conversion of $1,500,000 in principal owed to him by VSI. On October 15, 1996, 439,953 shares of restricted stock of VSI were issued to Robert P. Gordon for his conversion of the remaining principal balance of $329,965 owed to him by VSI (all shares of common stock of VSI were converted into shares of restricted common stock of the Company pursuant to the reorganization described above.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      List of Exhibits.


            Exhibit Number             Description
            --------------             -----------
                  2.1      Agreement and Plan of Reorganization between Dynasty
                           Capital Corporation and Visitors Services, Inc.,
                           dated September 26, 1996. (Incorporated by reference
                           to Exhibit 2.1 to the Company's Form 8-K dated and
                           filed on September 30, 1996.)

                  2.7 Termination Agreement dated February 2, 1999 regarding termination of previous agreements relating to proposed acquisition of assets of Compact
                           Connection, Inc. (Incorporated by reference to Exhibit 2.7 of the Company's current report on Form
                           8-K/A-2 dated April 30, 1998 and filed on February
                           16, 1999).

                  3.3 Bylaws as restated October 18, 1996. (Incorporated by reference to Exhibit 2.7 of the Company's Form 8-K dated October 17, 1996 and filed on October 23,
                           1996).

                  3.5 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company's Form 10-QSB for the quarter ended
                           March 31, 1997 and filed on May 15, 1997).

                  4.3 Form of Debenture Purchase Agreement for private placement which commenced in November 1998. (Filed herewith.)

                  4.4 Form of 8% Convertible Debenture for private placement which commenced in November 1998. (Filed herewith.)

                  4.5 Form of Registration Rights Agreement for private placement which commenced in November 1998. (Filed herewith.)

                  4.6 Form of Escrow Agreement for private placement which commenced in November 1998. (Filed herewith.)

                  4.7 Form of Common Stock Purchase Warrant for private placement which commenced in November 1998. (Filed herewith.)

                  10.1     TeleServices International Group Inc. (formerly
                           Visitors Services International Corp.) Employee
                           Benefit and Consulting Services Compensation Plan
                           (the "TSIG Plan"). (Incorporated by referenced to
                           Exhibit 10.1 to the Company's Post-Effective
                           Amendment No. 1 to the Registration Statement on Form
                           S-8 (file no. 333-14271) filed February 19, 1997.)

                  10.3     TeleServices Stock Option Plan (the "TeleServices
                           Plan"). (Incorporated by reference to Exhibit 10.3 the registration statement filed on Form S-8 for the TeleServices Stock Option Plan, Registration No.
                           333-52271, filed May 8, 1998.)

                  10.5     Revolving Credit Loan Agreement and Revolving Credit
                           Master Note between the Company and Robert P. Gordon, each dated April 23, 1998. (Incorporated by referenced to Exhibit 10.5 to the Company's Form
                           10-QSB for the quarter ended March 31, 1998, filed on May 20, 1998.)

                  10.6 Employment Agreement between the Company and James H. Guild dated August 24, 1998. (Incorporated by referenced to Exhibit 10.6 to the Company's Form 10-QSB for the quarter ended September 30, 1998, filed on November 13, 1998.)

                  10.7 Visitors Services, Inc. Employee Benefit and Consulting Services Compensation Plan (the "VSI Plan"), as restated March 15, 1999. (Incorporated by referenced to Exhibit 10.7 to the Company's Registration Statement on Form S-8 (file no. 333-74561) filed March 17, 1999.)

                  10.7 Consulting Agreement between the Company and Paul W. Henry dated April 9, 1998. (Filed herewith.)

                  10.8 Addendum to Employment Agreement between the Company and James H. Guild dated December 2, 1999. (Filed herewith).

                  10.9     Employment Agreement between the Company and Robert
                           P. Gordon dated December 4, 1998. (Filed herewith.)

                  10.10 Agreement to Serve as a Director between the Company and John Hwang dated December 7, 1998. (Filed herewith.)

                  10.11 Employment Agreement and Indemnification Agreement between the Company and John Hwang, each dated February 2, 1999. (Filed herewith.)

                  21.3 List of Subsidiaries of the Company. (Filed herewith).

                  27       Financial Data Schedule. (Filed herewith).


(b)      Reports on Form 8-K.

         No current reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELESERVICES INTERNATIONAL GROUP INC.


Dated:  March 31, 1999                    /s/ Robert P. Gordon
                                          -------------------------------------
                                          Robert P. Gordon Chairman, CEO and
                                          Interim Chief Financial and
                                          Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                           Title                    Date
         ----                           -----                    ----

/s/ Robert P. Gordon           Chairman, CEO and                 March 31, 1999
--------------------           Director
Robert P. Gordon

/s/ Paul W. Henry              Secretary, Treasurer, and         March 31, 1999
-----------------              Director
Paul W. Henry

/s/ Michael J. Gordon          Director                          March 31, 1999
---------------------
Michael J. Gordon

/s/ John Hwang                 Director                          March 31, 1999
--------------
John Hwang

                                 EXHIBIT INDEX

            Exhibit Number             Description
            --------------             -----------
                  2.1      Agreement and Plan of Reorganization between Dynasty
                           Capital Corporation and Visitors Services, Inc.,
                           dated September 26, 1996. (Incorporated by reference
                           to Exhibit 2.1 to the Company's Form 8-K dated and
                           filed on September 30, 1996.)

                  2.7 Termination Agreement dated February 2, 1999 regarding termination of previous agreements relating to proposed acquisition of assets of Compact
                           Connection, Inc. (Incorporated by reference to Exhibit 2.7 of the Company's current report on Form
                           8-K/A-2 dated April 30, 1998 and filed on February
                           16, 1999).

                  3.3 Bylaws as restated October 18, 1996. (Incorporated by reference to Exhibit 2.7 of the Company's Form 8-K dated October 17, 1996 and filed on October 23,
                           1996).

                  3.5 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company's Form 10-QSB for the quarter ended
                           March 31, 1997 and filed on May 15, 1997).

                  4.3 Form of Debenture Purchase Agreement for private placement which commenced in November 1998. (Filed herewith.)

                  4.4 Form of 8% Convertible Debenture for private placement which commenced in November 1998. (Filed herewith.)

                  4.5 Form of Registration Rights Agreement for private placement which commenced in November 1998. (Filed herewith.)

                  4.6 Form of Escrow Agreement for private placement which commenced in November 1998. (Filed herewith.)

                  4.7 Form of Common Stock Purchase Warrant for private placement which commenced in November 1998. (Filed herewith.)

                  10.1     TeleServices International Group Inc. (formerly
                           Visitors Services International Corp.) Employee
                           Benefit and Consulting Services Compensation Plan
                           (the "TSIG Plan"). (Incorporated by referenced to
                           Exhibit 10.1 to the Company's Post-Effective
                           Amendment No. 1 to the Registration Statement on Form
                           S-8 (file no. 333-14271) filed February 19, 1997.)

                  10.3     TeleServices Stock Option Plan (the "TeleServices
                           Plan"). (Incorporated by reference to Exhibit 10.3 the registration statement filed on Form S-8 for the TeleServices Stock Option Plan, Registration No.
                           333-52271, filed May 8, 1998.)

                  10.5     Revolving Credit Loan Agreement and Revolving Credit
                           Master Note between the Company and Robert P. Gordon, each dated April 23, 1998. (Incorporated by referenced to Exhibit 10.5 to the Company's Form
                           10-QSB for the quarter ended March 31, 1998, filed on May 20, 1998.)

                  10.6 Employment Agreement between the Company and James H. Guild dated August 24, 1998. (Incorporated by referenced to Exhibit 10.6 to the Company's Form 10-QSB for the quarter ended September 30, 1998, filed on November 13, 1998.)

                  10.7 Visitors Services, Inc. Employee Benefit and Consulting Services Compensation Plan (the "VSI Plan"), as restated March 15, 1999. (Incorporated by referenced to Exhibit 10.7 to the Company's Registration Statement on Form S-8 (file no. 333-74561) filed March 17, 1999.)

                  10.7 Consulting Agreement between the Company and Paul W. Henry dated April 9, 1998. (Filed herewith.)

                  10.8 Addendum to Employment Agreement between the Company and James H. Guild dated December 2, 1999. (Filed herewith).

                  10.9     Employment Agreement between the Company and Robert
                           P. Gordon dated December 4, 1998. (Filed herewith.)

                  10.10 Agreement to Serve as a Director between the Company and John Hwang dated December 7, 1998. (Filed herewith.)

                  10.11 Employment Agreement and Indemnification Agreement between the Company and John Hwang, each dated February 2, 1999. (Filed herewith.)

                  21.3 List of Subsidiaries of the Company. (Filed herewith).

                  27       Financial Data Schedule. (Filed herewith).