Form 10QSB
period 1999-03-31
TELESERVICES INTERNATIONAL GROUP INC
filed 1999-05-17
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT
                         For the transition period from ___________ to _________ Commission file number: 33-11059-A

                      TELESERVICES INTERNATIONAL GROUP INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

          FLORIDA                                        59-2773602
--------------------------------------------------------------------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification No.)

       100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA 33701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 895-4410
                      ------------------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 7, 1999, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 80,064,798 SHARES OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                      TELESERVICES INTERNATIONAL GROUP INC.
                                      INDEX

PART  I.          FINANCIAL INFORMATION                                                Page
                                                                                       ----
         Item 1.      Financial Statements                                             F-1

                      TeleServices International Group, Inc. and Subsidiaries
                      March 31, 1999 and 1998

                           Consolidated Balance Sheets
                           December 31, 1998 and
                           March 31, 1999 (unaudited)                                  F-2

                           Consolidated Statements of Operations
                           for the year ended December 31, 1998 and
                           for the three months ended March 31, 1999 (unaudited)       F-3

                           Consolidated Statements of Cash Flows
                           for the year ended December 31, 1998 and
                           for the three months ended March 31, 1999 (unaudited)       F-4

                           Notes to Consolidated Financial Statements (Unaudited)      F-5

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              3

PART  II.         OTHER  INFORMATION                                                   5

SIGNATURE  PAGE                                                                        10

                      TELESERVICES INTERNATIONAL GROUP INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                             March 31, 1999 and 1998














                                       F1

                      TELESERVICES INTERNATIONAL GROUP INC.
                           CONSOLIDATED BALANCE SHEET



                                                                 (Unaudited)
                                                                  March 31,        December 31,
                                                                     1999              1998
                                                                 ------------      ------------
ASSETS

Current Assets:
     Cash, restricted                                            $     30,000      $     80,000
     Accounts receivable, net of allowance for
         Doubtful accounts of $14,950                                  64,970            80,530
     Other Current Assets                                           1,223,606           159,441
                                                                 ============      ============
         Total Current Assets                                       1,318,577           319,971


Equipment, net of accumulated depreciation of
     $219,780 (Note 5)                                                426,625           481,577
Investment in Affiliate (Note 2)                                                        380,986
Other Assets                                                           29,325            25,000
                                                                 ------------      ------------
         Total Assets                                               1,774,527         1,207,534
                                                                 ============      ============


LIABILITIES AND STOCKHOLDER'S (DEFICIT)
Current Liabilities:
     Accounts payable and accrued expenses (Notes 2,10)          $  2,184,381      $  6,638,702
     Loans payable, stockholder (Note 6)                              149,747         1,351,095
     Capital leases payable, current portion (Note 4)                       0            18,790
     Notes payable (Notes 8)                                          226,564           328,673
     Convertible Debentures (Note 9)                                1,994,000           875,000
                                                                 ------------      ------------
         Total Liabilities                                          4,554,693         9,212,261
                                                                 ------------      ------------


Commitments and Contingencies (See Notes)

Stockholders' (Deficit):
     Preferred Stock, $.001 par value
         10,000,000 shares authorized
         None Issued and Outstanding (Note 7)
     Common Stock $.0001 par value,
         100,000,000 shares authorized,
           76,635,881 shares issued and outstanding                     7,664             6,498
     Additional Paid-in Capital                                    32,248,421        30,002,411
     Treasury Stock, 13,130 shares at cost                           (125,000)         (125,000)
     Accumulated (deficit)                                        (34,911,251)      (37,888,635)
                                                                 ------------      ------------
         Total Stockholders' (Deficit)                             (2,780,166)       (8,004,726)
                                                                 ------------      ------------
         Total Liabilities and Stockholder's (Deficit)           $  1,774,527      $  1,207,534
                                                                 ============      ============

    The accompanying notes are an integral part of the Financial Statements.



                                       F2

                      TeleServices International Group Inc.
                      Consolidated Statements of Operations


                                                 (Unaudited)
                                             For the three months     For the
                                                    ended            year ended
                                                March 31, 1999     December 31, 1998
                                             --------------------  -----------------
Total Revenues                                   $    102,302      $     94,411
                                                 ------------      ------------

Operating Expenses:

          Salaries and contract services              710,089           620,225
          Payroll taxes                                78,237           109,683
          Rent                                         39,385            87,816
          Telephone                                   138,186            72,239
          Travel and entertainment                     87,247            16,691
          Advertising and promotion                    17,367                 0
          Depreciation and amortization                34,463                 0
          Other expenses (Note 6)                     378,311           698,376
                                                 ------------      ------------
          Total operating expenses                  1,483,286         1,605,031
                                                 ------------      ------------

Net (loss) from continuing operations              (1,380,984)       (1,510,620)

Other income (expenses):
          Interest income                               1,846             2,515
          Interest (expense)                          (23,180)          (18,236)
                                                 ------------      ------------
Net (loss) from continuing operations              (1,402,318)       (1,526,341)
                                                 ============      ============

Discontinued Operations:
             Loss from operation of VSI              (161,988)         (501,045)
             Gain on disposal of VSI                4,541,689
                                                 ------------      ------------
Net gain (loss) from discontinued operations        4,379,701          (501,045)
                                                 ------------      ------------
Net income (loss)                                $  2,977,383      $ (2,027,385)
                                                 ------------      ------------
Per share results:
             From continuing operations                 (.020)            (.047)
             From discontinued operations                .061             (.015)

Net income (loss) per share                      $       .042      $     (0.062)
                                                 ============      ============
Weighted Average Shares Outstanding                71,546,748        32,563,714
                                                 ============      ============

    The accompanying notes are an integral part of the Financial Statements.


                                       F3

                     TeleServices International Group, Inc.
                      Consolidated Statements of Cash Flow

                                                                         (Unaudited)
                                                                        For the three        For the
                                                                         months ended       year ended
                                                                        March 31, 1999   December 31, 1998
                                                                        --------------   -----------------
Cash flows from operating activities:
     Net income (loss) from continuing operations                         $(1,402,318)     $(1,526,341)
     Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
         Decrease in accounts receivable                                       15,560           22,665
         Depreciation and Amortization                                         34,463          175,963
         Increase in accounts payable and accrued expenses                    229,019          547,784
         Other                                                               (352,490)         (42,607)
                                                                          -----------      -----------
                  Net cash (used in) operating activities                  (1,475,766)      (1,323,581)
                                                                          -----------      -----------
Cash flows from investing activities:
     (Acquisition) of equipment                                               (79,521)         (17,579)
     (Investment) in affiliate company                                        706,309               --
                                                                          -----------      -----------
                  Net cash provided by (used in) investing activities         626,788          (17,579)
                                                                          -----------      -----------

Cash flows from financing activities:
     (Repayment of) leases payable                                            (18,790)         (28,360)
     Cash proceeds from (repayment of) loans from stockholders               (201,348)         384,082
     Issuance of common stock                                                 129,400        1,331,177
      Sale of convertible debentures                                        1,119,000
     (Repayment of) notes payable                                            (102,109)        (101,288)
                                                                          -----------      -----------
                  Net cash provided by financing activities                   926,153        1,585,611
                                                                          -----------      -----------

Increase (decrease) in cash                                                    77,176          244,451
Cash, beginning of period                                                           0          175,000
                                                                          -----------      -----------
Cash, end of period                                                       $    77,175      $   419,451
                                                                          ===========      ===========
Schedule of noncash operating, financing and
Investing activities
      Net gain from discontinued operations                                  (161,988)
      Net gain on disposal of discontinued operations                      (1,032,964)
      Conversion of loan from stockholder                                  (1,000,000)
      Issuance of common stock                                              2,117,777
                                                                          -----------

Net noncash items                                                         $   (77,175)
                                                                          ===========
Interest paid                                                             $    23,180           18,236
                                                                          ===========      ===========
Income taxes paid                                                         $        --      $        --
                                                                          ===========      ===========

    The accompanying notes are an integral part of the Financial Statements.


                                       F4

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

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

         My MusicCard Company (MMC, formerly Compact Connection, Inc.), a Delaware corporation, was incorporated on April 17, 1998, as a wholly-owned subsidiary of TSIG for the purpose of establishing an internet-based discount retail music CD and cassette tape business.

         My Card, Inc., a Delaware corporation, was incorporated on February 11, 1999, as a wholly-owned subsidiary of TSIG for the purpose of establishing additional internet-based retail business using the business concept developed for MMC.



                                       F5

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


(2)      Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

                  The consolidated financial statements of TSIG and subsidiaries (the Company) include the accounts of TSIG and AIT for the entire three-month periods ended March 31, 1999 and 1998, the accounts of VSI for the entire quarter of 1998 and through March 5, 1999 and the accounts of MMC for 1999 only. All intercompany accounts and transactions have been eliminated in the consolidation.

         (b)      Concentration of Credit Risk

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company grants credit to various business and entities, in the U.S.A. The Company does not require collateral for its accounts receivable. The Company maintains its cash balance in one financial institution located in Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1999 the Company had no uninsured cash balances, but at various times throughout the reporting period, the balance exceeded the insured limit.

         (c)      Income Tax

                  The Company has net operating loss carryovers totaling approximately $34,000,000 at March 31, 1999 which expire in various years through 2013. The Company has deferred tax assets of approximately $5,500,000 at December 31, 1998 related to loss carryovers but due to the uncertainty of the Company's ability to utilize these carryovers, a valuation allowance of the total $5,500,000 has been provided. Therefore, as of March 31, 1999 the Company's financial statements do not include any provision for deferred tax assets. A change in ownership of more than 50% of the Company could reduce or eliminate the Company's ability to utilize these loss carryovers.

         (d) Equipment - Equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years (see Note 11).

         (e)      Per Share Information

                  The per share information is computed based upon the weighted average shares outstanding.



                                       F6

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

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

         (h)      Advertising and Promotion Costs

                  Advertising and promotion costs are generally expensed as incurred. However, during the reporting period, the Company made payments to a marketing company for the preparation of materials to be used in a marketing and promotion program to be implemented in the third quarter, 1999. These costs, totaling $270,000 at March 31, 1999, are included as a deferred asset on the balance sheet.

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

         (j)      Restricted Cash

                  Included in cash on March 31, 1999 is $30,000 being held in certificates of deposit as collateral for operating licenses.



                                       F7

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

         (k)      Gain on Sale or Liquidation of Investment in Affiliate

                  In 1998, the Company invested $380,986 in an affiliate company, equal to the costs related to attempting to complete the proposed acquisition of certain entities. The efforts to complete the proposed acquisitions were terminated and certain former employees of the Company resigned from the Company and acquired these entities. In exchange for transferring the rights, if any, the Company had with regard to these acquisitions and in exchange for terminating various employment and severance agreements, the Company was issued an equity position in the entity. During the quarter, the Company sold its equity position for $706,000 in cash, resulting in a gain of $325,000.

                  On March 5, 1999, VSI filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. The Company realized a net gain of $4,542,000 while writing off a total of approximately $4,700,000 in liabilities. A provision was made for the assumption of $605,000 in liabilities of VSI which were guaranteed by the Company. These liabilities consist of the trust portion of unpaid federal payroll withholding taxes and a bank loan.

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



                                       F8

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

(5)      Equipment

         The company's equipment as of March 31, 1999 is summarized as follows:

         Furniture, fixtures and office equipment             $    9,735
         Telephone equipment                                     388,748
         Computer equipment and software                         247,924
                                                              ----------
                                                                 646,407
         Accumulated depreciation                               (219,780)
                                                              ----------
                                                              $  426,625
                                                              ==========

(6)      Related Party Transactions

         A stockholder of the Company has made various demand loans to the Company for expansion and operating capital. During the quarter ended March 31, 1999 the stockholder converted $1,000,000 into 6,666,667 shares of the common stock of the Company pursuant to a revolving credit loan agreement dated April 23, 1998. As of March 31, 1999 loans payable to a stockholder totaled $149,747, accruing interest at 11% per annum. The loan is payable on demand and is uncollateralized.

 (7)     Preferred Stock

         The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $.001 each. The preferred stock may be issued in a series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution.

(8)      Notes Payable

         The Company entered into a stock repurchase agreement with former shareholders in 1998 for a total of $125,000, of which $96,000 is remaining to be paid. Additionally, a provision of $130,000 was made for a bank loan owed by VSI that is guaranteed by the Company.

(9)      Debentures Payable

         In November, 1998, the Company authorized the issuance of convertible debentures. As of March 31, 1999, $1,994,000 was received as proceeds from the issuance of the debentures. The terms of the debentures include interest at 8% per annum and are due and payable one year from issuance. The debentures are convertible at the option of the holder into common stock of the Company at 70% of the market price of the common stock based upon the average bid price for the five days immediately preceding the date of conversion.


                                       F9

                      TELESERVICES INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

(10)                           Creditor Delinquencies

                               The Company is materially delinquent on payment of various creditor obligations including various obligations to the Internal Revenue Service. Failure to pay these balances due could result in the inability of the Company to continue in business.





                                       F10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Total revenues from continuing operations for the three months ended March 31, 1999, were $102,302, representing a 8% increase from comparable revenues of $94,411 for the three months ended March 31, 1998. Operating expenses experienced an 8% decrease to $1,483,286 from a total of $1,605,031 resulting in an operating loss of $1,380,984 for 1999 versus a loss of $1,510,620, a 9% improvement.

         During the reporting period, the Company's wholly-owned subsidiary VSI filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. The results from discontinued operations were a net loss of $161,988 for the three months ended March 31, 1999 compared to a loss of $501,045 for the comparable period in 1998.

         In addition, there was a net gain on the disposal of VSI of $4,541,689. The overall combined net gain for the quarter was $2,977,383.

         In the TeleServices Division, the Company is continuing to target its sales and marketing efforts toward traditional outsourced teleservices. Call center services are offered on a time-billing basis, with revenues based upon the time a customer service representative spends on customer calls as opposed to commissions generated from sales made. In January, 1999, the Company was selected by The Signature Group, a leader in the direct marketing industry, to provide bilingual teleservice and travel reservation services for its Loyalty and Rewards program.

         Additionally, the Company's Product and Services Division, through its My MusicCard program, has entered into several promotional agreements to market its discount card and retail music internet site. Agreements have been reached with the National Music Foundation, a leading charitable organization for the music industry; TEMPO (The Entertainment Marketing Promotion Organization), which offers corporate premium and incentive services for the Association For Independent Music, PolyGram Records and Philips Electronics; and Nettaxi, Inc., a premier internet community and portal website that has more than 80 million monthly page views. Although no assurances can be given, management anticipates each of these promotional affiliations to substantially increase the sales of both the My MusicCard discount card and the music CDs.

         The Online Services division is currently establishing its presence with a suite of fully-integrated e-commerce and internet hosting products and services. The first development contract has been executed and client work has begun.

         The company employs sales staff in all three divisions and additional new business opportunities are continually being developed in all three business areas.

         Limited Working Capital; Financial Instability

         As of March 31, 1999, the Company had a negative stockholder's equity of $2,780,000, an accumulated deficit of $34,911,000, and a working capital deficit of $3,266,000.

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

         The Year 2000 issue is the result of computer programs that use two digits rather than four to define the applicable year. The Company has been evaluating its state of readiness with respect to the Year 2000 issue on a continuing basis. Investigations to date have determined that affected systems comprise are very limited, specifically: a) an old reservation system that has not been used since May 1998; and b) an employee time-clock system, which will be phased out of use prior to December 1999. An inventory of the remainder of the Company's computer systems is approximately 90% complete. To date, all computer hardware is Year 2000 compliant. All software has been inventoried and each software manufacturer has been contacted to verify Year 2000 readiness. To date it has been determined that no software will need to be replaced, but some will require minor intervention in the form of software patches. Once the full inventory is completed and all necessary patches are installed, the Company will perform tests to ensure Year 2000 compliance. The Company can make no assurances regarding the impact of the Year 2000 issue on its business as a result of acts or omissions not within its control, such as acts or omissions of non-affiliated parties with whom the Company does business.

         The financial statements include all adjustments which in the opinion of and to the best of management's knowledge are necessary to make the financial statements not misleading.

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this documents and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management of Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings:


1. On February 9, 1998, Robert P. Gordon, individually, filed a lawsuit against Felcrest Trading Ltd. ("Felcrest") in Circuit Court for Pinellas County, Florida in connection with a private loan made by Felcrest to Gordon. On October 23, 1998, Felcrest filed a third party complaint against the Company, VSI, and current and former officers and directors of the company and VSI and other third parties (collectively the "Third Party Defendants") asserting claims for unspecified damages against the Third Party Defendants. All parties have executed a Stipulation of Dismissal based on a settlement agreement that is subject to court approval.

2. On March 5, 1999, the Company's wholly owned subsidiary, VSI, filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. VSI was a party to several previously reported material litigation proceedings, all of which have been automatically stayed as a result of the bankruptcy filing.

ITEM 2.       Changes in Securities:

         The Company offered convertible debentures pursuant to a private placement which commenced in November 1998 and concluded on April 28, 1999. The debentures bear interest at the rate of 8%, mature on October 31, 1999, and are convertible into shares of common stock at a 30% discount to the average market price for the five days prior to the date of conversion. Convertible debentures totaling $2,369,000 in face value had been sold to 8 investors. Three of the investors have committed to purchase another $2,800,000 of the debentures if certain conditions are met when this registration statement for the resale of the shares of common stock issuable upon conversion of the debentures is declared effective by the SEC. The Company is contractually subject to a penalties equal to a further discount upon conversion of 5% per month for failure to timely file the registration statement and to cause the registration statement to become effective. The Company agreed to pay to a placement agent, Grady & Hatch and Co., Inc. a commission of 10% and a non-accountable expense allowance of 3% of the gross proceeds on all debentures sold with the assistance of the placement agent.

         In connection with the offering, warrants were also issued to the placement agent and two of the investors. The Company issued 1,274,250 common stock purchase warrants to two investors, and 250,000 warrants to the placement agent. The warrants issued to the investors are exercisable to the extent of 25,000 shares for each $100,000 of debentures actually purchased. The warrants may be converted into shares of common stock at an exercise price of $0.16 per share, and also contain a "cashless exercise" provision that permits the warrant holder to exercise the warrant without paying the exercise price and instead receives fewer shares of common stock.

         In connection with the offering, a total of 17,000,000 shares of restricted common stock were placed in escrow for five of the investors. The Company does not consider these shares to be outstanding unless and until the debentures are converted. Debentures totaling $486,736 have been converted by one investor and 2,000,000 of the escrowed shares have been delivered to the investor.

         All purchasers are accredited investors, and the Company believes that this private placement is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of the Securities Act of 1933.

ITEM 3.       Defaults Upon Senior Securities:    None.

ITEM 4.       Submissions of Matters to a Vote of Security Holders:    None.

ITEM 5.       Other Information:

A. MATTERS RELATED TO THE VISITORS SERVICES, INC. EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLAN (THE "VSI PLAN")

         On March 15, 1999, the Registrant increased the number of shares eligible to be issued under the VSI Plan from 10,000,000 to 17,500,000 shares of common stock of the Company, and the VSI Plan was restated to reflect this increase.

         On March 17, 1999, the Company filed a Registration Statement on Form S-8 (Registration No. 333-74561) to register 7,500,000 additional shares of common stock of the Company for issuance under the VSI Plan.

B.       FILING OF REGISTRATION STATEMENT ON FORM SB-2

     On May 7, 1999, the Company filed a Registration Statement on Form SB-2 (Registration No. 333-78077) to register up to 50,346,890 shares of the Company's common stock to be sold by certain selling securityholders, including up to 48,822,640 shares that the selling securityholders have acquired or may acquire upon conversion of convertible debentures and 1,524,250 shares that they may acquire upon exercise of warrants.

ITEM 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

    Exhibit No.                      Description
    -----------                      -----------
         2.1      Agreement and Plan of Reorganization between Dynasty Capital
                  Corporation and Visitors Services, Inc., dated September 26,
                  1996. (Incorporated by reference to Exhibit 2.1 to the
                  company's Form 8-K dated and filed on September 30, 1996).

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

         3.6 Bylaws as restated April 22, 1999. (Incorporated by reference to Exhibit 3.6 of the Company's Form SB-2, (file no.
                  333-78077), filed May 7, 1999).

         4.3 Form of Debenture Purchase Agreement for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         4.4 Form of 8% Convertible Debenture for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         4.5 Form of Registration Rights Agreement for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         4.6 Form of Escrow Agreement for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-KSB for the fiscal year ended December
                  31, 1998, filed March 31, 1999).

         4.7 Form of Common Stock Purchase Warrant for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         10.1     TeleServices International Group Inc. (formerly Visitors
                  Services International Corp.) Employee Benefit and Consulting
                  Services Compensation Plan (the "TSIG Plan"). (Incorporated by referenced to Exhibit 10.1 to the Company's

                  Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (file no. 333-14271) filed February 19, 1997).

         10.3     TeleServices Stock Option Plan (the "TeleServices Plan").
                  (Incorporated by reference to Exhibit 10.3 the registration statement filed on Form S-8 for the TeleServices Stock Option
                  Plan, Registration No. 333-52271, filed May 8, 1998).

         10.5     Revolving Credit Loan Agreement and Revolving Credit Master
                  Note between the Company and Robert P. Gordon, each dated
                  April 23, 1998. (Incorporated by referenced to Exhibit 10.5 to the Company's Form 10-QSB for the quarter ended March 31, 1998, filed on May 20, 1998).

         10.6 Employment Agreement between the company and James H. Guild dated August 24, 1998. (Incorporated by referenced to Exhibit
                  10.6 to the Company's Form 10-QSB for the quarter ended
                  September 30, 1998, filed on November 13, 1998).

         10.7     Visitors Services, Inc. Employee Benefit and Consulting
                  Services Compensation Plan (the "VSI Plan"), as restated March
                  15, 1999. (Incorporated by referenced to Exhibit 10.7 to the Company's Registration Statement on Form S-8 (file no.
                  333-74561) filed March 17, 1999).

         10.8     Addendum to Employment Agreement between the Company and James
                  H. Guild dated December 2, 1998. (Incorporated by reference to
                  Exhibit 10.8 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         10.9 Employment Agreement between the Company and Robert P. Gordon dated December 4, 1998. (Incorporated by reference to Exhibit
                  10.9 of the Company's Form 10-KSB for the fiscal year ended
                  December 31, 1998, filed March 31, 1999).

         10.10    Agreement to Serve as a Director between the Company and John
                  Hwang dated December 7, 1998. (Incorporated by reference to
                  Exhibit 10.10 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         10.11    Employment Agreement and Indemnification Agreement between the
                  Company and John Hwang, each dated February 2, 1999.
                  (Incorporated by reference to Exhibit 10.11 of the Company's
                  Form 10-KSB for the fiscal year ended December 31, 1998, filed
                  March 31, 1999).

         10.12 Consulting Agreement between the Company and Paul W. Henry dated April 9, 1998. (Incorporated by reference to Exhibit
                  10.12 of the Company's Form SB-2, (file no. 333-78077), filed
                  May 7, 1999).

         27       Financial Data Schedule. (Filed herewith).

(b)      Reports on Form 8-K.

                  On February 16, 1999, the Company filed a Current Report on Form 8-K/A-2 regarding the termination of previous agreements relating to the proposed acquisition of assets of Compact Connection, Inc. (the "Seller'). The report states that because the Seller was not able to provide audited financial statements the parties entered into a Termination Agreement which provided that previous agreements entered into in connection with the proposed acquisition would be terminated, unwound to the fullest extent possible, and deemed void. A copy of the Termination Agreement was filed as an exhibit to the report.

                  On March 8, 1999, the Company filed a Current Report on Form 8-K regarding the filing by the Company's wholly-owned subsidiary, Visitors Services International Corp., of a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division, on March 5, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TELESERVICES INTERNATIONAL GROUP INC.


Dated:  May 17, 1999                    /s/ Robert P. Gordon
                                        ---------------------------------------
                                        Robert P. Gordon, Chairman and
                                        Interim Chief Financial Officer

                                 EXHIBIT INDEX


    Exhibit No.                      Description
    -----------                      -----------
         2.1      Agreement and Plan of Reorganization between Dynasty Capital
                  Corporation and Visitors Services, Inc., dated September 26,
                  1996. (Incorporated by reference to Exhibit 2.1 to the
                  company's Form 8-K dated and filed on September 30, 1996).

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

         3.6 Bylaws as restated April 22, 1999. (Incorporated by reference to Exhibit 3.6 of the Company's Form SB-2, (file no.
                  333-78077), filed May 7, 1999).

         4.3 Form of Debenture Purchase Agreement for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         4.4 Form of 8% Convertible Debenture for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         4.5 Form of Registration Rights Agreement for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         4.6 Form of Escrow Agreement for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-KSB for the fiscal year ended December
                  31, 1998, filed March 31, 1999).

         4.7 Form of Common Stock Purchase Warrant for private placement which commenced in November 1998. (Incorporated by reference to Exhibit 4.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         10.1     TeleServices International Group Inc. (formerly Visitors
                  Services International Corp.) Employee Benefit and Consulting
                  Services Compensation Plan (the "TSIG Plan"). (Incorporated by referenced to Exhibit 10.1 to the Company's Post-Effective
                  Amendment No. 1 to the Registration Statement on Form S-8
                  (file no. 333-14271) filed February 19, 1997).

         10.3     TeleServices Stock Option Plan (the "TeleServices Plan").
                  (Incorporated by reference to Exhibit 10.3 the registration statement filed on Form S-8 for the TeleServices Stock Option
                  Plan, Registration No. 333-52271, filed May 8, 1998).

         10.5     Revolving Credit Loan Agreement and Revolving Credit Master
                  Note between the Company and Robert P. Gordon, each dated
                  April 23, 1998. (Incorporated by referenced to Exhibit 10.5 to the Company's Form 10-QSB for the quarter ended March 31, 1998, filed on May 20, 1998).

         10.6 Employment Agreement between the company and James H. Guild dated August 24, 1998. (Incorporated by referenced to Exhibit
                  10.6 to the Company's Form 10-QSB for the quarter ended
                  September 30, 1998, filed on November 13, 1998).

         10.7     Visitors Services, Inc. Employee Benefit and Consulting
                  Services Compensation Plan (the "VSI Plan"), as restated March
                  15, 1999. (Incorporated by referenced to Exhibit 10.7 to the Company's Registration Statement on Form S-8 (file no.
                  333-74561) filed March 17, 1999).

         10.8     Addendum to Employment Agreement between the Company and James
                  H. Guild dated December 2, 1998. (Incorporated by reference to
                  Exhibit 10.8 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         10.9 Employment Agreement between the Company and Robert P. Gordon dated December 4, 1998. (Incorporated by reference to Exhibit
                  10.9 of the Company's Form 10-KSB for the fiscal year ended
                  December 31, 1998, filed March 31, 1999).

         10.10    Agreement to Serve as a Director between the Company and John
                  Hwang dated December 7, 1998. (Incorporated by reference to
                  Exhibit 10.10 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed March 31, 1999).

         10.11    Employment Agreement and Indemnification Agreement between the
                  Company and John Hwang, each dated February 2, 1999.
                  (Incorporated by reference to Exhibit 10.11 of the Company's
                  Form 10-KSB for the fiscal year ended December 31, 1998, filed
                  March 31, 1999).

         10.12 Consulting Agreement between the Company and Paul W. Henry dated April 9, 1998. (Incorporated by reference to Exhibit
                  10.12 of the Company's Form SB-2, (file no. 333-78077), filed
                  May 7, 1999).

         27       Financial Data Schedule. (Filed herewith).