Form 10QSB
period 1999-06-30
TELESERVICES INTERNET GROUP INC
filed 1999-08-13
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________
                       Commission file number: 33-11059-A

                        TELESERVICES INTERNET GROUP INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                            FLORIDA                                                                       59-2773602
-------------------------------------------------------------------------                        ---------------------------------
(State or other jurisdiction of incorporation or organization)                                   (IRS Employer Identification No.)

       100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA 33701
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 895-4410
                           ---------------------------
                           (issuer's telephone number)


                      TELESERVICES INTERNATIONAL GROUP INC.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 11, 1999, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 123,920,164 SHARES OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [X]

                        TELESERVICES INTERNET GROUP INC.
                                      INDEX

PART  I.          FINANCIAL INFORMATION                                                        Page
                                                                                               ----
         Item 1.      Financial Statements
                      TeleServices Internet Group Inc. and Subsidiaries

                      Consolidated Balance Sheets                                                3
                           June 30, 1999 (Unaudited) and
                           December 31, 1998

                      Unaudited Consolidated Statements of Operations                            4
                           Three and six months ended
                           June 30, 1999 and
                           June 30, 1998

                      Unaudited Consolidated Statements of Cash Flows                            5
                           Six Months ended
                           June 30, 1999 and
                           June 30, 1998

                      Notes to Financial Statements (Unaudited)                                  6

         Item 2.      Management's Discussion and Analysis of Financial                         10
                           Condition and Results of Operations

PART  II.         OTHER  INFORMATION                                                            12

SIGNATURE  PAGE                                                                                 15

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               JUNE 30, 1999     DEC. 31, 1998
                                                                               -------------     -------------
                                                                                                   (Audited)
ASSETS
Current Assets:
     Cash, restricted                                                          $     30,000      $     80,000
     Accounts receivable, net of allowance for
         Doubtful accounts of $25,159                                                62,477            80,530
     Accounts receivable, other                                                     497,612
     Prepaid expenses                                                               809,065
     Other current assets                                                            87,825           159,441
                                                                               ------------      ------------
         Total Current Assets                                                     1,486,979           319,971


Equipment, net of accumulated depreciation of
     $275,219 (Note 5)                                                              612,960           481,577
Investment in Affiliate (Note 2)                                                                      380,986
Other Assets                                                                         38,355            25,000
                                                                               ------------      ------------
         Total Assets                                                             2,138,294         1,207,534
                                                                               ============      ============


LIABILITIES AND STOCKHOLDER'S (DEFICIT)
Current Liabilities:
     Accounts payable and accrued expenses (Notes 2)                           $  2,831,610      $  6,638,702
     Loans payable, stockholder (Note 6)                                            671,579         1,351,095
     Capital leases payable, current portion (Note 4)                                     0            18,790
     Notes payable (Notes 8)                                                        226,564           328,673
     Convertible Debentures (Note 9)                                              1,151,928           875,000
                                                                               ------------      ------------
         Total Liabilities                                                        4,881,681         9,212,261
                                                                               ------------      ------------


Commitments and Contingencies (See Notes)

Stockholders' (Deficit):
     Preferred Stock, $.001 par value
         10,000,000 shares authorized
         None Issued and Outstanding (Note 7)
     Common Stock $.0001 par value,
         100,000,000 shares authorized, 90,762,734 issued and
         outstanding; 21,747,672 due to be issued under
         conversion obligations                                                      11,251             6,498
     Additional Paid-in Capital                                                  33,854,461        30,002,411
     Treasury Stock, 13,130 shares at cost                                         (125,000)         (125,000)
     Accumulated (deficit)                                                      (36,484,100)      (37,888,635)
                                                                               ------------      ------------


         Total Stockholders' (Deficit)                                           (2,743,387)       (8,004,726)
                                                                               ------------      ------------
         Total Liabilities and Stockholder's (Deficit)                         $  2,138,294      $  1,207,534
                                                                               ============      ============

    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and six months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                                       TWELVE MONTHS
                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,         ENDED
                                           1999            1998            1999            1998        DEC. 31, 1998
                                       ------------    ------------    ------------    ------------    -------------
                                                                                                         (AUDITED)
Total Revenues                         $    164,910    $     43,226    $    267,211    $    137,637    $    143,472
                                       ------------    ------------    ------------    ------------    ------------

Operating Expenses:
     Salaries & Contract Services           744,746       2,093,044       1,454,835       2,713,269       4,676,008
     Payroll taxes and benefits             118,063          82,465         196,300         160,702         349,547
     Rent                                    83,903          66,321         123,288         154,137         316,383
     Telephone                              102,841          60,601         241,027         132,840         222,126
     Travel and entertainment                82,249          68,552         169,496          85,243          98,641
     Advertising and promotion               39,476            --            56,843            --            80,868
     Depreciation and amortization           55,439          26,909          89,902          26,909         183,307
     Other expenses                         474,851         722,859         853,162       1,421,236       4,027,993
                                       ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                  1,701,569       3,120,751       3,184,854       4,694,336       9,954,873
                                       ------------    ------------    ------------    ------------    ------------

Net (loss) from operations               (1,536,659)     (3,077,525)     (2,917,643)     (4,556,699)     (9,811,401)

Other income (expenses)
     Interest Income                            818           2,691           2,664           5,206           9,832
     Interest (expense)                     (37,008)        (62,901)        (60,188)        (81,137)       (576,867)
                                       ------------    ------------    ------------    ------------    ------------
Loss from continuing operations        $ (1,572,849)   $ (3,137,735)   $ (2,975,167)   $ (4,632,629)   $(10,378,435)
                                       ============    ============    ============    ============    ============

Discontinued Operations
     Loss from Operations of VSI               --          (528,266)       (161,988)     (1,060,758)     (1,443,816)
     Gain on Bankruptcy of VSI                 --                         4,541,689            --              --
                                       ------------    ------------    ------------    ------------    ------------
Total Discontinued Operations                  --          (528,266)      4,379,701      (1,060,758)     (1,443,816)

Net Income (Loss)                      $ (1,572,849)   $ (3,666,001)   $  1,404,534    $ (5,693,387)   $(11,822,251)
                                       ============    ============    ============    ============    ============

Net (loss) per share:                  $     (0.018)   $     (0.089)   $      0.018    $     (0.148)   $     (0.234)
                                       ============    ============    ============    ============    ============

Weighted Averages Shares Outstanding     88,563,334      40,967,256      80,055,041      38,559,489      50,470,972
                                       ============    ============    ============    ============    ============

    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                                              TWELVE MONTHS
                                                                             SIX MONTHS ENDED JUNE 30,             ENDED
                                                                               1999              1998          DEC. 31, 1998
                                                                           ------------      ------------      -------------
Cash flows from operating activities:                                                                            (Audited)
Net (loss)                                                                 $ (2,975,167)     $ (4,632,629)     $(10,378,435)
Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
       Net gain from sale of affiliated business                               (325,323)
       Decrease (increase) in accounts receivable                                 8,442           (47,354)           82,118
       Decrease (increase) in prepaid marketing expense                        (809,065)
       Depreciation and amortization                                             89,902           356,629           183,307
       Increase in accounts payable and accrued expenses                        876,247           697,074         1,000,105
       Other                                                                     58,261          (213,355)         (116,116)
                                                                           ------------      ------------      ------------
         Net cash (used in) operating activities:                            (3,076,703)       (3,839,635)       (9,229,021)
                                                                           ------------      ------------      ------------

Cash flows from investing activities:
       (Acquisition) disposal of property and equipment                        (221,285)       (1,076,144)          (14,924)
       (Acquisition) disposal of new business                                   706,309                            (380,986)
                                                                           ------------      ------------      ------------
         Net cash (used in) investing activities                                485,024        (1,076,144)         (395,910)
                                                                           ------------      ------------      ------------

Cash flows from financing activities:
       Proceeds from (repayment of) Loans from stockholders                     320,484         3,285,765         1,291,780
       Acquisition of Treasury  stock                                              --            (125,000)         (125,000)
       Issuance of common stock                                                 166,400           911,444         9,136,450
       Sale of convertible debentures                                         2,064,000              --             875,000
       Proceeds from (repayment of) leases payable                              (18,790)          (49,277)          (82,978)
       Repayment of notes payable                                              (102,109)          (12,539)         (121,506)
       Increase in cash collateral                                               50,000           (20,000)           95,000
                                                                           ------------      ------------      ------------
         Net cash provided by financing activities:                           2,479,984         3,990,393        11,068,747
                                                                           ------------      ------------      ------------

Increase (decrease) in cash                                                    (111,695)         (925,386)        1,443,816
Cash, beginning of period                                                          --                --                --
Non-cash transactions and discontinued operations                               111,695           998,732        (1,443,816)

Cash, end of period                                                        $          0      $     73,346      $          0
                                                                           ============      ============      ============

Schedule of non-cash operating, financing and
Investing activities and discontinued operations:
       Net (loss) from discontinued operations                                 (161,988)       (1,060,758)       (1,443,816)
       Net gain on disposal of discontinued operations                         (141,649)
       Repayment of stockholder loan                                         (1,000,000)       (2,061,824)
       Issuance of common stock                                               3,690,404         4,121,314
       Stock subscription receivable                                           (488,000)
       Conversion of debentures into common stock                            (1,787,072)
                                                                           ------------      ------------      ------------

Increase (decrease) in non-cash items                                      $    111,695      $    998,732      $ (1,443,816)
                                                                           ============      ============      ============

Interest paid                                                              $     60,188      $     81,137      $    576,867
                                                                           ============      ============      ============

Income taxes paid                                                          $       --        $       --        $       --
                                                                           ============      ============      ============


    The accompanying notes are an integral part of the Financial Statements.

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

(1)      Organization and Operations:

         TeleServices Internet Group Inc. (TSIG), was incorporated under the laws of the State of Florida on October 1, 1986 (originally as Dynasty Capital Corporation). TSIG issued common stock for 100% of the issued and outstanding common stock of Visitors Services, Inc. (VSI). This transaction was accounted for as a reverse acquisition since the former controlling shareholders of VSI assumed control of TSIG after the business combination. Prior to the transaction, TSIG was an inactive public shell corporation with no net assets.

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

         American International Travel Agency, Inc. (AIT), a wholly-owned subsidiary of TSIG, was incorporated under the laws of the State of Florida on September 27, 1977 to provide retail travel services. AIT was acquired by VSI on December 6, 1996. The ownership of AIT was subsequently transferred from VSI to TSIG on December 3, 1998 for the assumption of the debts of AIT.

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


(2)      Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

                  The consolidated financial statements of TSIG and subsidiaries (the Company) include the accounts of TSIG and AIT for the entire six-month periods ended June 30, 1999 and 1998, the accounts of VSI for the entire quarter of 1998 and through March 5, 1999 and the accounts of MMC for 1999 only. All intercompany accounts and transactions have been eliminated in the consolidation.

         (b)      Concentration of Credit Risk

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company grants credit to various business and entities, in the U.S.A. The Company does not require collateral for its accounts receivable. The Company maintains its cash balance in one financial institution located in Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1999 the Company had no uninsured cash balances, but at various times throughout the reporting period, the balance exceeded the insured limit.

         (c)      Income Tax

                  The Company has net operating loss carryovers totaling approximately $36,500,000 at June 30, 1999 which expire in various years through 2013. The Company has deferred tax assets of approximately $5,500,000 at December 31, 1998 related to loss carryovers but due to the uncertainty of the Company's ability to utilize these carryovers, a valuation allowance of the total $5,500,000 has been provided. Therefore, as of June 30, 1999, the Company's financial statements do not include any provision for deferred tax assets. A change in ownership of more than 50% of the Company could reduce or eliminate the Company's ability to utilize these loss carryovers.

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


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

         (h)      Advertising and Promotion Costs

                  Advertising and promotion costs are generally expensed as incurred. However, during the fiscal year, the Company made payments to a marketing company for the preparation of materials to be used in a marketing and promotion program to be implemented in the third quarter of 1999. These costs, totaling $667,000 at June 30, 1999, are included as a deferred asset on the balance sheet.

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

         (k)      Gain on Sale or Liquidation of Investment in Affiliate

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

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


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


(4)      Lease Commitments

         In September, 1995 the Company entered into an operating lease agreement for its office facilities for a term of seven years. Minimum future rental payments under operating leases with terms greater than one year are summarized as follows:

         Year ending December 31
                  1999                               $  349,822
                  2000                               $  307,353
                  2001                               $  278,702
                  2002                               $  158,468


(5)      Property and Equipment

         The Company's property and equipment as of June 30, 1999 is summarized as follows:

                  Furniture, fixtures and office equipment          $   13,529
                  Telephone equipment                                  388,748
                  Computer equipment and software                      485,902
                                                                    ----------
                                                                       888,179
                  Accumulated depreciation                            (275,219)
                                                                    ----------
                                                                    $  612,960
                                                                    ==========

(6)     Related Party Transactions

        A stockholder of the Company has made various demand loans to the Company for expansion and operating capital. As of June 30, 1999 loans payable to a stockholder totaled $671,579, accruing interest at 11% per annum. The loan is payable on demand and is uncollateralized.


 (7)    Preferred Stock

        The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $.001 each. The preferred stock may be issued in a series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution.

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


 (8)    Notes Payable

         The Company entered into a stock repurchase agreement with former shareholders in 1998 for a total of $125,000, of which $96,000 is remaining to be paid. Additionally, a provision of $130,000 was made for a bank loan owed by VSI that is guaranteed by the Company.


(9)      Debentures Payable

         In November, 1998, the Company authorized the issuance of $2,000,000 of convertible debentures. As of June 30, 1999, $2,939,000 was received as proceeds from the issuance of the debentures. The terms of the debentures include interest at 8% per annum and are due and payable one year from issuance. The debentures are convertible at the option of the holder into common stock of the Company at 70% of the market price of the common stock based upon the average bid price for the five days immediately preceding the date of conversion. As of June 30, a total of $1,787,072 in debentures, along with $32,135 in accrued interest, had been converted into a total of 33,970,608 shares of common stock, leaving a balance of $1,151,928 in debentures not yet converted.


(10)     Creditor Delinquencies

         The Company is materially delinquent on payment of various creditor obligations, including various obligations to the Internal Revenue Service. Failure to pay these balances due could result in the inability of the Company to continue in business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Total revenues from continuing operations for the three months ended June 30, 1999, were $164,910, representing a 282% increase from comparable revenues of $43,226 for the three months ended June 30, 1998. Operating expenses experienced a 45% decrease to $1,701,569 from a total of $3,120,751, resulting in an operating loss of $1,536,659 for the three months ended June 30, 1999 versus a loss of $3,077,525 for the same period in 1998, a 50% improvement. The decrease in total operating expenses is a continuation of the improved results from the elimination of the Visitors Services' travel-related operation. Salaries and related expenses have been substantially reduced, a trend that is expected to continue into the quarter ended September, 1999.

         For the six months ended June 30, 1999, as compared to the same period in 1998, revenues increased to $267,211 from $137,637, a 94 percent improvement; operating expenses decreased to $3,184,854 from $4,694,336, a 32 percent improvement; and the operating loss declined to $2,917,643 from $4,556,699, a 36 percent improvement. The results from discontinued operations were a net loss of $161,988 compared to a loss of $1,060,758 for the comparable period in 1998. Combined with the net gain on the disposal of the discontinued operation of $4,541,689, the overall combined net gain for the six-month period was $1,404,534.

         During the reporting period, the Company's management determined that the greatest revenue and growth opportunity is to be found in its My MusicCard program. The decision was made, in part, due to the delays in implementing the program to provide bilingual teleservcies for the "Loyalty and Rewards" program of The Signature Group, a leader in the direct marketing industry, which has experienced delays in developing its Loyalty and Rewards program with its own client base. The Company's contract with The Signature Group is currently on hold and there is no certainty as to when or how it will be developed in the future.

         The Online Services Division, which was established in February, 1999, was terminated in May. This operation did not provide a complementary fit with the overall operation of the Company and it was determined that the long-term profit opportunity was not significant enough to divert Company resources away from its other opportunities at this time. The initial staff that had been employed for this division left the Company during the reporting period.

         The focus of the My MusicCard program is the sale of a discount card, primarily $10.00 for a 20-unit card, that entitles the holder to purchase music compact discs or cassette tapes at a deep-discount price, generally $10.99 for most CDs. The Company sells the music cards through its internet site (www.mymusiccard.com) as a fundraising vehicle for not-for-profit organizations and as a corporate promotional vehicle. The revenues derived from the card sales are divided with the fundraising organization or corporation and the Company fills the orders for music product either through a drop-ship supplier or by purchasing the product and shipping to customers directly by the Company.

         During the reporting period, the Company continued to develop new not-for-profit and corporate marketing opportunities. On the not-for-profit side, the Company has made significant inroads into school fundraising activities. The Company, through the services of Lifetime Learning Systems, Inc., a leading provider of school fundraising programs, has developed a program for schools and has made initial contact with more than 102,000 schools with a complete program packet and follow-up letter. Additionally, the Company has entered into agreements with the 4H Clubs of America and the Future Business Leaders of America, both of which are school-based youth organizations. The Company has also entered into an agreement with Nettaxi, Inc., a premier internet community and portal website that has more than 80 million monthly page views, to offer the My MusicCard program to Nettaxi's members.

         Although no assurances can be given, management believes that the promotional affiliations that have been and continue to be developed have the potential to substantially increase the sales of both the My MusicCard discount card and the music CDs.

         Limited Working Capital; Financial Instability

         As of June 30, 1999, the Company had a negative stockholder's equity of $2,743,387, an accumulated deficit of $36,484,100, and a working capital deficit of $3,394,700. The Company has frequently failed to make timely payments to its trade and other creditors. At June 30, 1999, the Company had more than $600,000 in past due trade accounts payable, which has affected the Company's ability to purchase necessary goods and services in a timely manner. The Company is also delinquent in its payments of federal payroll tax liability, totaling $498,000 at June 30, 1999 (down to $433,000 at August 12, 1999). The Internal Revenue Service has filed a lien on the Company's assets for a total of $262,000 for the fourth quarter 1998 liability.

         Financing Activities

         To obtain financing, the Company offered convertible debentures pursuant to a private placement which commenced in November 1998 and concluded on April 28, 1999. The debentures bear interest at the rate of 8%, mature on October 31, 1999 (unless extended), and are convertible into shares of common stock at a 30% discount to the average bid price for the five days prior to the date of conversion (certain debenture holders are entitled to further discounts due to delays in implementing their registration rights).

         As of June 30, 1999, convertible debentures totaling $2,939,000 in principal amount had been sold, and a total of $1,787,072 in debentures, along with $32,135 in accrued interest, had been converted into a total of 33,970,608 shares of common stock.

          The Company is currently pursuing other sources for additional debt or equity financing.

              Other Matters

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

         The Year 2000 issue is the result of computer programs that use two digits rather than four to define the applicable year. The Company has been evaluating its state of readiness with respect to the Year 2000 issue on a continuing basis. An inventory of the Company's computer systems has determined that only one system currently in use is non-compliant, specifically an employee time-clock system, which is being replaced by a new software application. All computer hardware is Year 2000 compliant and each outside software manufacturer has been contacted to verify Year 2000 readiness. It has been determined that no software will need to be replaced, but some may require minor intervention in the form of software patches. The Company has performed successful tests to ensure Year 2000 compliance on its major systems. The Company can make no assurances regarding the impact of the Year 2000 issue on its business as a result of acts or omissions not within its control, such as acts or omissions of non-affiliated parties with whom the Company does business.

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

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings:

         Lawsuit Settled. On June 8, 1999, a lawsuit pending in Circuit Court for Pinellas County, Florida was dismissed after a court-approved settlement in the case. The lawsuit originated on February 9, 1998, when Robert P. Gordon, who is an officer and director of the Company, individually filed a lawsuit against Felcrest Trading Ltd. ("Felcrest"). On October 23, 1998, Felcrest filed a third party complaint against the Company, VSI (the Company's subsidiary), and current and former officers and directors of the Company and VSI and other third parties. Pursuant to the settlement, the Company issued an aggregate of 4,402,923 shares of its common stock to Felcrest and the former officers and directors who had indemnification claims against the Company for the legal fees they incurred, while Mr. Gordon returned 4,402,923 of his shares to the Company for cancellation. Consequently, there was no increase in the outstanding shares of common stock as a result of the settlement. The issuance by the Company was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.

         On June 17, 1999, the Company and Robert P. Gordon, individually and as an officer of the Company, were named as defendants, among others, in an amended complaint field by Miles and Rosalie Lerman in United States District Court for the District of New Jersey. The Lerman's claim that their broker-dealers (also named as defendants) made unauthorized transactions in their accounts in "high risk penny stocks," including the common stock of the Company, that resulted in losses in excess of $2,000,000. The complaint seeks recovery of actual and consequential damages, costs and attorneys fees, and other forms of equitable relief from all defendants. The Company believes that the Company and Mr. Gordon should not have been included as defendants in this action and intends to file a motion to dismiss the claims against them.


ITEM 2.       Changes in Securities:

         As a result of a Special Shareholders on July 8, 1999, the Company's shareholders authorized the following changes to the Articles of Incorporation of the Company: 1). change the name of the Company from TeleServices International Group Inc. to TeleServices Internet Group Inc.; and 2) increase the number of shares of Common Stock authorized for issuance from 100,000,000 to 300,000,000. Articles of Amendment to the Articles of Incorporation reflecting these changes were filed with the Florida Secretary of State and made effective on July 12, 1999.

         In the short term, the increase in authorized capital was necessary for the Company to meet its current commitments, to allow the Company to raise additional capital, and to attract and retain talented employees, consultants and directors.

         In the longer term, the increase in authorized share capital could be used to secure permanent financing or to make strategic acquisitions. This increase was also necessary to allow the Company to consider a share dividend or rights offering to shareholders in the future.

ITEM 3.       Defaults Upon Senior Securities:    None.

ITEM 4.       Submissions of Matters to a Vote of Security Holders:

         No matters were submitted to a vote of security holders during the quarter ended June 30, 1999. However, subsequent to the end of the quarter, the Company held a Special Shareholders on July 8, 1999. Proxies were solicited by management. A quorum was present. The matters voted upon and the result thereof are as follows:

1. Proposal to amend the Company's Articles of Incorporation to change the name of the Company from TeleServices International Group Inc. to TeleServices Internet Group Inc.:

            For                       Against                       Abstain
         ----------                   -------                       -------
         33,037,514                   202,505                        51,500


2. Proposal to amend the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 100,000,000 to 300,000,000:

            For                       Against                       Abstain
         ----------                  ---------                      -------
         31,093,384                  2,027,735                      170,400

Articles of Amendment to the Articles of Incorporation reflecting these changes were filed with the Florida Secretary of State and made effective on July 12, 1999.

ITEM 5.       Other Information:

FILING OF REGISTRATION STATEMENTS ON FORM SB-2

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

         On July 29, 1999, the Company filed a second Registration Statement on Form SB-2 (Registration No. 333-84021) to register up to an additional 40,948,039 shares of the Company's common stock for resale by the selling securityholders.


ITEM 6.  Exhibits and Reports on Form 8-K:

(a)       Exhibits

          Exhibit No.       Description
          -----------       -----------

              3.6 Bylaws as restated April 22, 1999. (Incorporated by reference to Exhibit 3.6 of the Company's Form SB-2, (file no. 333-78077), filed May 7, 1999).

              3.7 Articles of Incorporation, as amended on July 12, 1999 and currently in effect. (Incorporated by reference to Exhibit 3.7 of the Company's Current Report on Form 8-K dated July 8, 1999 and filed July 13, 1999).

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

              27            Financial Data Schedule. (Filed herewith).

(b)      Reports on Form 8-K.

         On June 23, 1999, the Company filed a Current Report on Form 8-K regarding 1) announcement of a shareholders meeting, 2) a reorganization of business operations and a change in management, and 3) settlement of a lawsuit.

         On July 14, 1999, the Company filed a Current Report on Form 8-K regarding the results of the shareholders meeting and the changes authorize to be made to the Company's Articles of Incorporation.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TELESERVICES INTERNET GROUP INC.


Dated:  August 13, 1999                /s/ ROBERT P. GORDON
                                       -----------------------------------------
                                       Robert P. Gordon, Chairman


                                       /s/ ANTHONY PETERSON
                                       -----------------------------------------
                                       Anthony Peterson, Chief Financial Officer

                                  EXHIBIT INDEX

            EXHIBIT
            NUMBER          DESCRIPTION
          -----------       -----------
              3.6           Bylaws as restated April 22, 1999. (Incorporated by
                            reference to Exhibit 3.6 of the Company's Form SB-2,
                            (file no. 333-78077), filed May 7, 1999).

              3.7 Articles of Incorporation, as amended on July 12, 1999 and currently in effect. (Incorporated by reference to Exhibit 3.7 of the Company's Current Report on Form 8-K dated July 8, 1999 and filed July 13, 1999).

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