Form 10QSB
period 1999-09-30
TELESERVICES INTERNET GROUP INC
filed 1999-11-12
CIK 808713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________________ to ______________
              Commission file number: 33-11059-A

                       TELESERVICES INTERNET GROUP INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

            FLORIDA                                      59-2773602
-------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

       100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA 33701
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 895-4410
                    ---------------------------------------
                          (issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 12, 1999, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 164,562,056 SHARES OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        TELESERVICES INTERNET GROUP INC.
                                     INDEX


PART I.           FINANCIAL INFORMATION                                           Page
                                                                                  ----
         Item 1.      Financial Statements
                      TeleServices Internet Group Inc. and Subsidiaries

                      Consolidated Balance Sheets                                   3
                           September 30, 1999 (Unaudited) and
                           December 31, 1998

                      Unaudited Consolidated Statements of Operations               4
                           Three and nine months ended
                           September 30, 1999 and
                           September 30, 1998

                      Unaudited Consolidated Statements of Cash Flows               5
                           Nine Months ended
                           September 30, 1999 and
                           September 30, 1998

                      Notes to Financial Statements (Unaudited)                     6

         Item 2.      Management's Discussion and Analysis of Financial            12
                           Condition and Results of Operations

PART II.          OTHER INFORMATION                                                15

SIGNATURE PAGE                                                                     18

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1999              1998
                                                                      ------------     ------------
ASSETS
Current Assets:
     Cash, restricted                                                 $     30,000     $     80,000
     Accounts receivable, net of allowance for
         doubtful accounts                                                  32,285           80,530
     Accounts receivable, other                                             18,129
     Prepaid expenses                                                      918,385
     Other current assets                                                   96,626          159,441
                                                                      ------------     ------------

         Total Current Assets                                            1,095,426          319,971


Equipment, net of accumulated depreciation of
     $344,876 (Note 5)                                                     631,146          481,577
Investment in Affiliate (Note 2)                                                            380,986
Other Assets                                                                 6,955           25,000
                                                                      ------------     ------------

         Total Assets                                                    1,733,527        1,207,534
                                                                      ============     ============


LIABILITIES AND STOCKHOLDER'S (DEFICIT)
Current Liabilities:
     Accounts payable and accrued expenses (Notes 2)                  $  3,060,879     $  6,638,702
     Loans payable, stockholder (Note 6)                                   651,291        1,351,095
     Capital leases payable, current portion (Note 4)                            0           18,790
     Notes payable (Notes 8)                                               293,814          328,673
     Convertible Debentures (Note 9)                                       593,479          875,000
                                                                      ------------     ------------

         Total Liabilities                                               4,599,462        9,212,261
                                                                      ------------     ------------

Commitments and Contingencies (See Notes)

Stockholders' (Deficit):
     Preferred Stock, $.001 par value
         10,000,000 shares authorized, 220,000 issued
         and outstanding (Note 7)                                              220
     Common Stock $.0001 par value,
         300,000,000 shares authorized; 144,619,286 issued and
         outstanding; 19,398,506 due to be issued under conversion
         obligations                                                        15,162            6,498
     Additional Paid-in Capital                                         35,329,913       30,002,411
     Treasury Stock, 13,130 shares at cost                                (125,000)        (125,000)
     Accumulated (deficit)                                             (38,086,230)     (37,888,635)
                                                                      ------------     ------------

         Total Stockholders' (Deficit)                                  (2,865,935)      (8,004,726)
                                                                      ------------     ------------

         Total Liabilities and Stockholder's (Deficit)                $  1,733,527     $  1,207,534
                                                                      ============     ============


    The accompanying notes are an integral part of the Financial Statements.

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and nine months ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                                                               TWELVE MONTHS
                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,        ENDED
                                            1999               1998             1999              1998         DEC. 31, 1998
                                       --------------    --------------    --------------    --------------    --------------
                                                                                                                 (AUDITED)
Total Revenues                         $       55,980    $        9,904    $      323,191    $      147,541    $      143,472
                                       --------------    --------------    --------------    --------------    --------------

Operating Expenses:
  Salaries & Contract Services                486,709           894,079         1,941,544         3,607,348         4,676,008
  Payroll taxes and benefits                  103,531            62,565           299,831           223,267           349,547
  Rent                                         85,159            66,155           208,447           220,292           316,383
  Telephone                                    74,911            46,669           315,938           179,509           222,126
  Travel and entertainment                     35,512           (15,818)          205,008            69,425            98,641
  Advertising and promotion                    25,856             4,784            82,699             4,784            80,868
  Depreciation and amortization                69,657            78,454           159,560           105,363           183,307
  Other expenses                              718,325          (404,689)        1,571,488         1,016,547         4,027,993
                                       --------------    --------------    --------------    --------------    --------------

Total Operating Expenses                    1,599,661           732,198         4,784,515         5,426,534         9,954,873
                                       --------------    --------------    --------------    --------------    --------------

Net (loss) from operations                 (1,543,681)         (722,295)       (4,461,324)       (5,278,994)       (9,811,401)

Other income (expenses)
  Interest Income                                 431             4,118             3,095             9,325             9,832
  Interest (expense)                          (58,879)          (67,358)         (119,067)         (148,494)         (576,867)
                                       --------------    --------------    --------------    --------------    --------------

Loss from continuing operations        $   (1,602,130)   $     (785,534)   $   (4,577,297)   $   (5,418,163)   $  (10,378,435)
                                       ==============    ==============    ==============    ==============    ==============

Discontinued Operations
  Loss from Operations of VSI                      --          (113,714)         (161,988)       (1,174,472)       (1,443,816)
  Gain on Bankruptcy of VSI                        --                           4,541,689                --                --
                                       --------------    --------------    --------------    --------------    --------------

Total Discontinued Operations                      --          (113,714)        4,379,701        (1,174,472)       (1,443,816)

Net Income (Loss)                      $   (1,602,130)   $     (899,248)   $     (197,596)   $   (6,592,635)   $  (11,822,251)
                                       ==============    ==============    ==============    ==============    ==============

Net (loss) per share:                  $       (0.013)   $       (0.017)   $       (0.002)   $       (0.158)   $       (0.234)
                                       ==============    ==============    ==============    ==============    ==============

Weighted Averages Shares Outstanding      127,922,239        51,772,835        98,500,977        41,767,049        50,470,972
                                       ==============    ==============    ==============    ==============    ==============

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                              TWELVE MONTHS
                                                             NINE MONTHS ENDED SEPTEMBER 30,      ENDED
                                                                  1999           1998         DEC. 31, 1998
                                                             -------------    --------------  -------------
Cash flows from operating activities:                                                           (Audited)
Net (loss)                                                    $ (4,577,297)   $ (5,418,163)   $(10,378,435)
Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
       Net gain from sale of affiliated business                  (325,323)
       Decrease (increase) in accounts receivable                   38,116        (622,243)         82,118
       Decrease (increase) in prepaid marketing expense           (918,385)        (28,495)
       Depreciation and amortization                               159,560         105,363         183,307
       Increase in accounts payable and accrued expenses         1,105,516         497,318       1,000,105
       Other                                                        80,860        (282,153)       (116,116)
                                                              ------------    ------------    ------------

         Net cash (used in) operating activities:               (4,436,954)     (5,748,373)     (9,229,021)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
       (Acquisition) disposal of property and equipment           (309,129)     (1,180,353)        (14,924)
       (Acquisition) disposal of new business                      706,309        (416,687)       (380,986)
                                                              ------------    ------------    ------------

         Net cash (used in) investing activities                   397,180      (1,597,040)       (395,910)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
       Proceeds from (repayment of) Loans from stockholders        300,196       4,353,465       1,291,780
       Acquisition of Treasury  stock                                   --        (125,000)       (125,000)
       Issuance of common stock                                    166,400         540,000       9,136,450
       Sale of convertible preferred stock                         440,000
       Sale of convertible debentures                            2,502,000              --         875,000
       Proceeds from (repayment of) leases payable                 (18,790)        (68,127)        (82,978)
       Repayment of notes payable                                  (34,859)        (90,605)       (121,506)
       Increase in cash collateral                                  50,000          95,000          95,000
                                                              ------------    ------------    ------------

         Net cash provided by financing activities:              3,404,946       4,704,734      11,068,747
                                                              ------------    ------------    ------------

Increase (decrease) in cash                                       (634,828)     (2,640,679)      1,443,816
Cash, beginning of period                                               --              --              --
Non-cash transactions and discontinued operations                  634,829       2,640,679      (1,443,816)

Cash, end of period                                           $          0    $          0    $          0
                                                              ============    ============    ============

Schedule of non-cash operating, financing and
Investing activities and discontinued operations:
       Net (loss) from discontinued operations                    (161,988)     (1,174,472)     (1,443,816)
       Net gain on disposal of discontinued operations            (141,649)
       Repayment of stockholder loan                            (1,000,000)     (2,661,824)
       Issuance of common stock                                  4,729,987       6,476,975
       Stock subscription receivable                                (8,000)
       Conversion of debentures into common stock               (2,783,521)
                                                              ------------    ------------    ------------

Increase (decrease) in non-cash items                         $    634,829    $  2,640,679    $ (1,443,816)
                                                              ============    ============    ============

Interest paid                                                 $    119,067    $    148,494    $    576,867
                                                              ============    ============    ============

Income taxes paid                                             $         --    $         --    $         --
                                                              ============    ============    ============

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


(1)      Organization and Operations:

TeleServices Internet Group Inc. (TSIG) was incorporated under the laws of the State of Florida on October 1, 1986. TSIG issued common stock for 100% of the issued and outstanding common stock of Visitors Services, Inc. (VSI). This transaction was accounted for as a reverse acquisition since the former controlling shareholders of VSI assumed control of TSIG after the business combination. Prior to the transaction, TSIG was an inactive public shell corporation with no net assets.

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

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


(2)      Summary of Significant Accounting Policies

(a)      Principles of Consolidation

         The consolidated financial statements of TSIG and subsidiaries (the Company) include the accounts of TSIG and AIT for the entire nine-month periods ended September 30, 1999 and 1998, the accounts of VSI for the entire quarter of 1998 and through March 5, 1999 and the accounts of MMC for 1999 only. All intercompany accounts and transactions have been eliminated in the consolidation.

(b)      Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company grants credit to various business and entities, in the U.S.A. The Company does not require collateral for its accounts receivable. The Company maintains its cash balance in one financial institution located in Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1999 the Company had no uninsured cash balances, but at various times throughout the reporting period, the balance exceeded the insured limit.

(c)      Income Tax

         The Company has net operating loss carryovers totaling approximately $38,000,000 at September 30, 1999, which expire in various years through 2013. The Company has deferred tax assets of approximately $5,500,000 at December 31, 1998 related to loss carryovers but due to the uncertainty of the Company's ability to utilize these carryovers, a valuation allowance of the total $5,500,000 has been provided. Therefore, as of September 30, 1999, the Company's financial statements do not include any provision for deferred tax assets. A change in ownership of more than 50% of the Company could reduce or eliminate the Company's ability to utilize these loss carryovers.

(d) Equipment - Equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years.

(e)      Per Share Information

         The per-share information is computed based upon the weighted average shares outstanding.

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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

(h)      Advertising and Promotion Costs

         Advertising and promotion costs are generally expensed as incurred. However, during the fiscal year, the Company made payments to a marketing company for the preparation of materials to be used in a marketing and promotion program to be implemented in the fourth quarter of 1999. These costs, totaling $855,000 at September 30, 1999, are included as a deferred asset on the balance sheet.

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

(j)      Restricted Cash

         Included in cash on September 30, 1999 is $30,000 being held in certificates of deposit as collateral for operating licenses.

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


(5)      Property and Equipment

The Company's property and equipment as of September 30, 1999 is summarized as follows:

         Furniture, fixtures and office equipment      $    47,525
         Telephone equipment                               441,248
         Computer equipment and software                   487,249
                                                        ----------
                                                           976,022
         Accumulated depreciation                         (344,876)
                                                        ----------
                                                        $  631,146
                                                        ==========

(6)      Related Party Transactions

A stockholder of the Company has made various demand loans to the Company for expansion and operating capital. As of September 30, 1999 loans payable to a stockholder totaled $651,291, accruing interest at 11% per annum, plus $175,000 in unpaid accrued interest. The loan is payable on demand and is uncollateralized.

(7)     Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $.001 each. The preferred stock may be issued in a series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. As of September 30, 1999, a total of 220,000 shares had been issued.

(8)      Notes Payable

The Company entered into a stock repurchase agreement with former shareholders in 1998 for a total of $125,000, of which $96,000 is remaining to be paid. Additionally, a provision of $130,000 was made for a bank loan owed by VSI that is guaranteed by the Company, of which 112,000 remains unpaid.


(9)      Debentures Payable

In November, 1998, the Company authorized the issuance of $2,000,000 of convertible debentures. As of September 30, 1999, $3,377,000 was received as proceeds from the issuance of the debentures. The terms of the debentures include interest at 8% per annum and are due and payable one year from issuance. The debentures are convertible at the option of the holder into common stock of the Company at 70% of the market price of the common stock based upon the average bid price for the five days immediately preceding the date of conversion. As of September 30, a total of $2,783,521 in debentures, along with $50,331 in accrued interest, had been converted into a total of 63,679,488 shares of common stock, leaving a balance of $593,478 not yet converted.

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999



(10)     Creditor Delinquencies

The Company is materially delinquent on payment of various creditor obligations, including various obligations to the Internal Revenue Service. Failure to pay these balances due could result in the inability of the Company to continue in business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Results of Operations

         Total revenues from continuing operations, which consist primarily of the MusicCard program, for the three months ended September 30, 1999, were $55,980, representing a 465 percent increase from revenues of $9,904 for the three months ended September 30, 1998. Operating expenses for the reporting period totaled $1,599,661, which in comparison to the prior year total of $732,198, is a 118 percent increase. The resultant operating loss of $1,543,681 for 1999 compares to a loss of $722,295 in 1998, a 121 percent increase. However, the 1998 figures reflect an adjustment which decreased the expense total by approximately $1.2 million. On a comparative basis, excluding the prior-year adjustments, the operating loss for 1999 is approximately $330,000 less than the same period in 1998, a continuation of the improvements resulting from the elimination of the Visitors Services' travel-related operation.

         For the nine months ended September 30, 1999, revenues increased to $323,191 from $147,541 for the same period in 1998, a 119 percent improvement; operating expenses decreased to $4,784,515 from $5,426,534, a 12 percent improvement; and the operating loss declined to $4,461,324 from $5,278,994, a 15 percent improvement. The results from discontinued operations were a net loss of $161,988 compared to a loss of $1,174,472 for the comparable period in 1998. Combined with the net gain on the disposal of the discontinued operation of $4,541,689, the overall combined net loss for the nine-month period was $197,596.

         Operating Plan

         Earlier in the fiscal year, the Company's management determined that the greatest revenue and growth opportunity is to be found in its My MusicCard program. The focus of the My MusicCard program is the sale of a discount card, primarily $10.00 for a 20-unit card that entitles the holder to purchase music compact discs or cassette tapes at deep-discount prices, generally $10.99 for most CDs. The Company sells the music cards through its internet site (www.mymusiccard.com) to the public retail market. However, the primary focus is the sale of the music card as a fundraising vehicle for not-for-profit organizations and as a corporate promotional vehicle. The revenues derived from the card sales are divided with the fundraising organization or corporation. The Company then fills the orders for music product either through a drop-ship supplier or by purchasing the product and shipping to customers from the Company's Irvine, California, location.

         During the reporting period, the Company continued to develop new not-for-profit and corporate partnerships. On the not-for-profit side, the Company has made significant inroads into school fundraising activities. The Company, through the services of Lifetime Learning Systems, Inc., a leading provider of school fundraising programs, has developed a fundraising program for schools and has made initial contact with more than 102,000 schools with a complete program packet and follow-up letter. Additionally, the Company has entered into agreements with the 4H Clubs of America and the Future Business Leaders of America, both of which are school-based youth organizations. The Company has also entered into marketing agreements with Nettaxi, Inc., a premier internet community and portal website, and iCanBuy.com, the leader in online teen and kid shopping, to offer its My MusicCard program to their members. iCanBuy also offers a means of online purchasing for kids and teens with parental approval, which will enhance the Company's ability to market the MusicCard program in the school-based programs. Management believes that each of the preceding promotional affiliations has the potential to substantially increase sales of both the My MusicCard discount card and the music CDs in the latter part of the fiscal year and the first quarter of 2000. However, there is no method of predicting the results of the programs and no assurance that these programs will generate revenues sufficient to meet the Company's current expense levels.

         Certain agreements previously entered into and announced by the Company have proven to be unfeasible. These agreements include those with Hydrogen Media, Inc., which would have enabled the Company to promote its products through PalaceNet.com, the web site for the Palace of Auburn Hills, and USA Volleyball, the governing body for amateur volleyball, which intended to use the MusicCard as a fundraising tool. Moreover, the Company's intention to market the services of EOCnet.com, a provider of eBusiness solutions, through an exclusive sales representative agreement has been terminated by mutual agreement.

         In addition to the My MusicCard program, the Company is developing a new program, My PhotoCard. Similar to the music card concept, the Company will sell a discount card that offers the purchaser discounted film processing and free film. For instance, a $10.00 discount card would entitle the holder to get up to 10 rolls of Kodak 24-exposure film plus Kodak film processing for a discounted price, generally $7.99 each for the combination including shipping and handling. This price is lower than that offered for discount film developing at most drug and other retail stores. The exposed film is sent by the customer to the Company's Southern California location for order processing. The film processing lab is nearby and the film can be turned around in 24 hours, after which the prints and a new roll of film are mailed back to the customer.

         The initial sales development of the PhotoCard program has been through the sale of distributorships. However, the Company is now evaluating several methods of distribution through retail outlets and fundraising and corporate programs, similar to those used for the MusicCard program.

         Limited Working Capital; Financial Instability

         At September 30, 1999, the Company had negative shareholders' equity of $2,865,935, an accumulated deficit of $38,086,230, and a working capital deficit of $3,504,036. The Company has frequently failed to make timely payments to its trade and other creditors. At September 30, 1999, the Company had more than $1,400,000 in past due trade and other accounts payable, which has affected the Company's ability to purchase necessary goods and services in a timely manner. The Company is also delinquent in its payments of its federal payroll tax liability, including penalties and interest, totaling $526,000 at September 30 and $561,000 at November 12, 1999. The Internal Revenue Service has filed a lien on the Company's assets for a total of $262,000 for the fourth quarter 1998 liability and is currently seeking immediate collection of $38,000 for the 4th quarter 1998 and the 1st quarter 1999 for subsidiary accounts (My MusicCard Company). In addition, the Company is assuming the liability for the trust portion of payroll taxes totaling $475,000, which was not paid by VSI at the time of its bankruptcy filing.

         To obtain financing, the Company offered convertible debentures pursuant to a private placement which commenced in November 1998 and concluded on April 28, 1999. The debentures bear interest at the rate of 8%, mature on October 31, 1999 (unless extended), and are convertible into shares of common stock at a 30% discount to the average bid price for the five days prior to the date of conversion (certain debenture holders are entitled to further discounts due to delays in implementing their registration rights). As of November 12, 1999 convertible debentures totaling $3,477,000 in principal amount had been sold, and a total of $3,387,000 in debentures, along with $72,332 in accrued interest, had been converted into a total of 83,386,158 shares of common stock, leaving a principal balance of $90,000 not converted. In connection with the offering, shares of common stock were placed in escrow, of which 6,691,836 shares remain in escrow and are not considered issued or outstanding unless and until released in connection with future conversions.

         Beginning in August, 1999, the Company initiated a financing through the sale of convertible preferred stock priced at $2.00 per share. The preferred shares bear a preferred dividend rate of 10% and are convertible into shares of common stock at a price of $.05 per share and an equal number of warrants for the purchase additional shares of common share at an exercise price of $.20. As of September 30, preferred stock totaling $440,000 had been sold. Subsequent to the end of the quarter, an additional $180,000 has been sold as of the reporting date.

         The Company is currently pursuing other sources for additional debt or equity financing. No assurances can be given that the Company will be successful in obtaining additional financing and, if obtained, that such financing will be on terms satisfactory to the Company.

         Other Matters

         Various factors affecting the Company's operations raise doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company requires additional financing and no assurances can be given that such financing will be available in the amount required or, if available, that it can be obtained with terms satisfactory to the Company.

         The financial statements include all adjustments, which, in the opinion of and to the best of management's knowledge, are necessary to make the financial statements not misleading.

         The Year 2000 issue is the result of computer programs that use two digits rather than four to define the applicable year. The Company has been evaluating its state of readiness with respect to the Year 2000 issue on a continuing basis. An inventory of the Company's computer systems has determined that all hardware and software currently in use is compliant. The Company has performed successful tests to ensure Year 2000 compliance on its major systems. The Company can make no assurances regarding the impact of the Year 2000 issue on its business as a result of acts or omissions not within its control, such as acts or omissions of non-affiliated parties with whom the Company does business.

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items,
(ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business. Forward looking statements are beyond the ability of the Company to control and, in many cases, the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings:

         During the quarter ended September 30, 1999, there were no material developments in any legal proceedings previously reported on the Form 10-KSB for the year ended December 31, 1999 or on the Forms 10-QSB for the quarters ended March 31, 1999 and June 30, 1999.

ITEM 2.   Changes in Securities:

A. As a result of a Special Shareholders Meeting held on July 8, 1999, the Company's shareholders authorized the following changes to the Articles of Incorporation of the Company: 1) change the name of the Company from TeleServices International Group Inc. to TeleServices Internet Group Inc.; and
2) increase the number of shares of Common Stock authorized for issuance from 100,000,000 to 300,000,000. Articles of Amendment to the Articles of Incorporation reflecting these changes were filed with the Florida Secretary of State and made effective on July 12, 1999.

B. To obtain financing, the Company began selling shares of Series A Convertible Preferred Stock pursuant to a private placement which commenced in August 1999. Upon closing of the offering the Articles of Incorporation will be amended to rescind the existing Designation of Rights and Preferences of Series A Convertible Preferred Stock and replace it with a revised designation which will reflect the total number of shares sold and provide that each share of Series A Convertible Preferred Stock 1) has a stated rate of $2.00, 2) has a liquidation preference of $2.00, bears interest at the rate of 10% per annum, payable in cash or in shares of restricted common stock, 4) is convertible into shares of restricted common stock at a conversion rate of $.05 per share and an equal number of 5-year warrants for the purchase additional shares of common share at an exercise price of $.20; is generally non-voting; redeemable by the Company if the Company's common stock trades above $1.00. Purchasers are also entitled to registration rights whereby the exercise price of the warrants issuable upon conversion for the Series A Convertible Preferred Stock may be reduced to $.05 per share in the event that the shares issuable upon conversion for the Series A Convertible Preferred Stock and upon exercise of the warrants are not registered for resale within 120 days after the close of the offering.

         As of September 30, 1999, an aggregate of 220,000 shares of Series A Convertible Preferred Stock totaling $440,000 had been sold. Subsequent to the end of the quarter, an additional 90,000 shares ($180,000) has been sold as of the date of filing of this report. All purchasers are accredited investors, and the Company believes that this private placement is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of the Securities Act of 1933.

ITEM 3.  Defaults Upon Senior Securities:   None.

ITEM 4.  Submissions of Matters to a Vote of Security Holders:

         The Company held a Special Shareholders on July 8, 1999. Proxies were solicited by management. A quorum was present. The matters voted upon and the result thereof are as follows:

1. Proposal to amend the Company's Articles of Incorporation to change the name of the Company from TeleServices International Group Inc. to TeleServices Internet Group Inc.:

           For                     Against                 Abstain
           ---                     -------                 -------

       33,037,514                  202,505                 51,500

2. Proposal to amend the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 100,000,000 to 300,000,000:

           For                     Against                 Abstain
           ---                     -------                 -------

       31,093,384                 2,027,735                170,400

         Articles of Amendment to the Articles of Incorporation reflecting these changes were filed with the Florida Secretary of State and made effective on July 12, 1999.

ITEM 5.   Other Information:

A. On August 17, 1999, the Company entered into a six month agreement with Joseph F. Morgan for financial management services. Pursuant to the agreement, the Company agreed to pay a fee of $90,000 and granted Mr. Morgan an option to purchase 35 million shares of common stock at $.10 per share for a period of three years, half of which shall not vest unless the agreement is extended for an additional six-month extended term. The agreement includes "piggyback" registration rights and provides that if the underlying shares are not registered within six months, the exercise price may be reduced down to $.05 per share.

B. On August 20, 1999, the Company entered into an agreement with Titan Gulf Partners, Ltd. for business management services in connection with business development in the European Union markets for the "myCard" programs. Pursuant to the agreement, the Company issued 15 million registered shares of common stock as compensation of services, 10 million of which are being held in escrow until services are completed and are not considered outstanding.

C. On August 25, 1999, the Registrant adopted the TSIG.com 1999 Stock Plan, which covers the issuance of up to 25,000,000 shares, either directly or pursuant to options, to eligible employees, directors, officers, consultants and advisor of the Company. The purpose of this Plan is to promote the best interest of the Company, and its stockholders by providing a means of non-cash remuneration to selected eligible participants.

D. On September 8, 1999, the Company filed a Registration Statement on Form S-8 (Registration No. 333-86751) to register the 25,000,000 shares of common stock of the Company covered under the TSIG.com 1999 Stock Plan.

E. Effective October 1, 1999, Frank P. Ragano, Major General, U.S. Army (Ret.), became a director of the Company. Mr. Ragano has served as a director of Skylynx Communications, Inc. since 1998 and as its chairman since 1999. Mr. Ragano was, until earlier this year, President and CEO of CMS, Inc., a wholly owned subsidiary of Daimler-Benz GmbH. He graduated with a B.S. degree from Duquesne University in 1950 and later graduated with a Master of Business Administration (MBA) from Syracuse University, New York. After a well-decorated career in the military, Mr. Ragano retired from active Army service and became Vice-President of the American Defense Preparedness Association and Chairman and CEO of BEI Defense Systems Company.

         Pursuant to his Agreement to Serve as a Director, Mr. Ragano was granted options to acquire 900,000 shares of the Company's common stock at an exercise price per share equal to $.05. The options vest (and become exercisable at the time they vest), subject to termination of the agreement, on a quarterly basis on the last day of each quarter. All options expire on December 31, 2004.

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

         10.13 TSIG.com Stock Plan dated August 25, 1999. (Incorporated by referenced to Exhibit 10.13 to the Company's Registration Statement on Form S-8 (file no. 333-86751) filed September 8,
                  1999).

         27       Financial Data Schedule. (Filed herewith).

(b)      Reports on Form 8-K.

         On July 14, 1999, the Company filed a Current Report on Form 8-K regarding the results of the shareholders meeting and the changes authorized to be made to the Company's Articles of Incorporation.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TELESERVICES INTERNET GROUP INC.


Dated:  November 12, 1999          /s/ Robert P. Gordon
                                   -----------------------------------------
                                   Robert P. Gordon, Chairman


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