Form 10KSB
period 1999-12-31
TELESERVICES INTERNET GROUP INC
filed 2000-04-14
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from:   ______________ to ______________
              Commission file number:     33-11059-A
                                          ----------



                                  TELESERVICES INTERNET GROUP INC.
          --------------------------------------------------------------------------------
                    (Name of small business issuer as specified in its charter)

                         FLORIDA                                                         59-2773602
-------------------------------------------------------------              ------------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA                             33701
------------------------------------------------------------                         --------------
    (Address of principal executive offices)                                           (Zip Code)

Issuer's telephone number:   (727) 895-4410
                             --------------

Securities registered under Section 12(b) of the Exchange Act:   NONE
                                                                 ----

Securities registered under Section 12(g) of the Exchange Act:   NONE
                                                                 ----

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $ 395,767
                                                              ---------

     As of April 10, 2000, the aggregate market value of the voting stock held by non-affiliates, approximately 251,525,120 shares of Common Stock, was approximately $72,942,284 based on an average of the bid and ask prices of approximately $.29 per share of Common Stock on such date.

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of April 10, 2000 was 269,197,515 shares.

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


Item 1.   Description of Business.

BUSINESS DEVELOPMENT

          TeleServices Internet Group Inc. (the "Registrant" or the "Company"), doing business as "TSIG.com", is an internet-based products and services company that forms joint-venture "partnerships" with national corporations and non-profit organizations, and then works with those "partners" to design revenue-sharing affinity programs to attract consumers to their web sites.

          History of the Company

          TeleServices Internet Group Inc. (formerly TeleServices International Group Inc. and Visitors Services International Corp. and Dynasty Capital Corporation) was a development stage enterprise formed under the laws of the State of Florida on September 29, 1986, to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company sold 2,500,000 units of $.0001 par value Common Stock ("Common Stock") at $.02 per unit, for total proceeds of $50,000 in a public offering which closed on June 8, 1987. The Company was formed for the purpose of seeking potential business opportunities in the form of a business combination with of an existing business.

          Acquisition of Visitors Services International Corp.

          Visitors Services International Corp., formerly Visitors Services, Inc. ("VSI") was in the business of providing reservations and information services to Convention and Visitors Bureaus and convention/event organizers. VSI originally became a subsidiary of the Company as a result of an Agreement and Plan of Reorganization ("Agreement") among the Company, VSI and certain Stockholders of VSI, dated September 26, 1996, pursuant to which a minimum of 80% of the issued and outstanding shares of VSI were to be exchanged on a one share for one share basis for shares of restricted stock of the Company. An exchange offer was extended to and accepted by all of the remaining shareholders of VSI. By virtue of the reorganization, VSI became a wholly-owned subsidiary of the Company.

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


PRESENT BUSINESS OF THE COMPANY

          Headquartered in St. Petersburg, Florida, TeleServices Internet Group Inc., known as TSIG.com, has created its myCard programs to benefit both the corporate and non-profit communities, as well as consumers. TSIG.com forms myCard "partnership" agreements with national corporations and non-profit organizations, and then works with its "partners" to design revenue-generating programs that attract consumers to the web sites of both companies. The first myCard program was myMusicCard, which enables consumers to purchase CDs and cassettes at the lowest prices. Similarly TSIG.com's myPhotoCard programs provide low-cost film processing and Kodak Film, and the myPhoneCard programs provide low-cost prepaid long-distance calling card services. For all new myCard users, TSIG.com has recently arranged through GeneralSearch.com to provide free internet access for life, free DSL services, fax, e-mail, integrated messaging and other features.

          These customized marketing programs are intended to provide recurring revenues to TSIG.com and its partners, and help develop strong brand loyalty and awareness within target communities. TSIG.com also provides customer service and support with its web-based call center and related services. The Company has a corporate web site at www.tsig.com and a myMusicCard web site at www.mymusiccard.com.

          TSIG.com offers its "My Card" programs through two wholly-owned subsidiaries: My MusicCard Company and My Card, Inc. To handle order fulfillment of current and future products, the Company uses third-party fulfillment houses and may develop its own fulfillment facility in California.

          The myCard Program

          The myCard program is based on the $10.00 myMusicCard, which enables its holders to buy up to 20 CDs at a price of no more than $10.99 each, a substantial savings over the typical $16.99 cost of new releases. The myPhotoCard program provides low-cost film processing using Kodak film. The myPhoneCard program provides low-cost, prepaid long-distance calling card services.

          In the myCard programs, TSIG.com forms revenue-sharing joint-venture "partnerships" with corporations and non-profit organizations. Typically, the proceeds from the sale of the myMusicCards are split 50/50 between TSIG.com and the "partner" organization. Non-profits use the myMusicCard for fund-raisers, while corporations use the myCards as corporate premium promotions. In effect, the corporations and the non-profits act as marketing agents for TSIG.com.

          Lufthansa City Center, Teleglobe and TSIG.com to Launch myCard Programs in Europe

          In March 2000, TSIG entered into a five-year license agreement with ETC, STS/Lufthansa City Center, the sales arm of Lufthansa Airlines, to market and sell TSIG.com's myMusic&Phone Card programs through the travel and airline industries in all European countries. TSIG.com will fulfill the myMusicCard orders, and Teleglobe, a leading international teleservices provider, will provide prepaid long-distance services under its recently executed agreement with TSIG.com. The myMusic&Phone Card will be the first of TSIG.com's myCards that enables its users to buy multiple products with a single card. ETC, STS/Lufthansa City Center will market TSIG.com's myMusic&Phone Card through its 500 Lufthansa City Centers, which last year served 98 million travelers, including 44 million on the Lufthansa AG passenger airline.

          TSIG to acquire American Teleswitch, and gain access to broad European audience

          In March 2000, TSIG.com entered into a letter of intent to acquire American Teleswitch Corporation ("ATC"), a privately-held company based in Colorado Springs, Colorado. ATC markets and sells several telephony-based products to more than 750,000 customers in the European community and the Far East through large telecom providers, including British Telecom, Cable & Wireless, Deutsche Telecom and Telefonica Italia. In 1999, ATC generated approximately $3 million of revenues and net earnings of $400,000 (unaudited), and management of ATC has told TSIG.com that they expect revenue and profit growth of 25% of 40% per year for the next several years. Further, the company has been advised that ATC, through its distribution channels, brings TSIG.com access to an installed customer base of 750,000, expected to grow to more than 4,000,000 by 2003.

          The Perfect Pitch 2000 Family Program in Schools with Lifetime Learning Systems

          In March 2000, TSIG.com reached an agreement with Lifetime Learning Systems of Stamford, Connecticut, to offer its Perfect Pitch 2000 Family Package in over 100,000 schools nationwide, with a potential audience of more than 50,000,000 K-12 students. The Perfect Pitch Package contains both the myMusicCard, which offers music CDs and cassettes at greatly discounted prices, as well an Internet Access Software Disc, which provides free lifetime use of a powerful Internet Web browser with e-mail, voice mail and fax services. The internet access is provided through TSIG.com's agreement with General Search.com, a family oriented and adult-content free website. General Search offers one of the most powerful and accurate search engines on the Internet, with a data base of more than 100 million links, and has more than 800 Internet-based affiliates, including Amazon.com, AOL, Priceline, American Greetings and eToys.

          Lifetime Learning Systems is the leader in creating corporate-sponsored educational programs in the schools, and over the past several decades, has created programs for such companies as American Express, A&T, Coca-Cola, Delta Airlines, Kodak, General Mills, Hershey, McDonald's, Microsoft, Pepsi, Sears, and Sony.

          The Perfect Pitch 2000 Family Package can be used in the schools as a fund-raising program, where the school would receive $5.00 for each card sold, the National Music Foundation $0.75 and TSIG the remaining $4.25. If only 2% of the students participate in the program, and each sells an average of 2 myMusicCards, then 2,000,000 cards would be sold - this would generate $20,000,000 in revenues, of which TSIG.com's share would be $8,500,000.

          Coca-Cola Promotional Campaigns

          In January 2000, the Atlanta Coca-Cola Bottling Corp., a division of Coca-Cola Enterprises, used the myMusicCard program to conduct a promotional campaign targeted at the teen market for Superbowl 2000. My MusicCard Company and Coke collaborated to produce the promotional 3-unit Coca-Cola Superbowl MusicCard, allowing Coke customers to purchase three CDs at $10.99 each or less. The promotion featured special offers from Circle K, AMC Theaters, AMF Bowling Centers, Athletes Foot and the NFL Experience. My MusicCard Company also produced a customized Coca-Cola MusicCard web page and agreed to assist Coca-Cola with database marketing efforts resulting from the promotion.

          The Company and Coca-Cola are currently collaborating regarding additional promotional campaigns in the Southeast and other regions of the country.

          National Marketing Partner of United Cerebral Palsy Associations

          In December 1999, TSIG.com was appointed National Corporate Sponsor and National Marketing Partner of United Cerebral Palsy Associations (UCP), and was designated their exclusive source of music and film processing for fund-raising purposes. Under the agreement, TSIG.com and UCP will jointly market and sell myMusicCard and myPhotoCard products through UCP's local affiliates and other National Corporate Sponsors, which include Tosco, Circle K, Miller Brewing, QVC, First USA and others.

          Marketing Pact with Public Radio Station

          In November 1999, TSIG.com formed an agreement with WUFT-FM, a public radio station in Gainesville, Florida, to market myMusicCard to public radio stations nationwide. Under the Agreement, WUFT will introduce myMusicCard as a fund-raising and awareness vehicle for public radio stations. To kick-off the program, WUFT arranged for myMusicCard to make a presentation to Florida's public radio stations at the November Florida Public Radio Broadcasting Meeting. To gain national exposure, they are arranging exhibitor space for myMusicCard at the Spring 2000 Public Radio Conference, to be held May 24-28, 2000, in Orlando, Florida.

          The 4-H Club Program

          TSIG.com and the National 4-H Council have formed a revenue-sharing agreement, such that TSIG.com and local 4-H Clubs would split 50/50 the revenue from the $10.00 myMusicCards sold by 4-H. The program is being marketed to the nation's 156,000 4-H Clubs with 6,500,000 members.

          TSIG.com Private-Label websites

          TSIG.com also can "private label" its websites for other users. The first such agreement was with Nettaxi, a premiere commerce-enabled online community with more than 100,000,000 monthly page views. Visitors to the Nettaxi home page can click onto the Nettaxi myMusicCard site and purchase myMusicCards and CDs.

          The Strategic Marketing Alliance with TEMPO for Corporate Clients

          TSIG.com has formed a strategic marketing alliance with The Entertainment Marketing and Promotion Organization (TEMPO), the leader in custom-entertainment software-based promotions for Fortune 500 companies. Under the alliance, TEMPO is TSIG.com's exclusive provider of custom compilations, and the companies work together to promote the myMusicCard program to the corporate and non-profit customers of both companies.

          Trademarks

          The Company and/or its subsidiaries have applied for federal registration of several trademarks and service-marks which are currently pending approval.

          Employees

          As of the date hereof, the Company and its subsidiaries currently employ 26 individuals, of which 25 are full-time employees and one is a part-time employee.

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

B. On March 5, 1999, the Company's wholly owned subsidiary, Visitors Services International Corp., filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. Visitors Services International Corp. was a party to several previously reported material litigation proceedings, all of which have been automatically stayed as a result of the bankruptcy filing.

C. On June 17, 1999, the Company and Robert P. Gordon, individually and as an officer of the Company, were named as defendants, among others, in an amended complaint field by Miles and Rosalie Lerman in United States District Court for the District of New Jersey. The Lerman's claim that their broker-dealers (also named as defendants) made unauthorized transactions in their accounts in "high risk penny stocks," including the common stock of the Company, that resulted in losses in excess of $2,000,000. The complaint seeks recovery of actual and consequential damages, costs and attorneys fees, and other forms of equitable relief from all defendants. The Company and Mr. Gordon have filed a motion to dismiss, which is pending.

D. On October 15, 1999, Clarity Consulting, Inc. ("Clarity"), filed an amended complaint in the Circuit Court of Cook County, Illinois, adding the Company as a defendant in their suit to recover monies that they originally alleged were owed by Visitors Services International Corp. ("VSI"). The complaint alleges that on June 24, 1997, Clarity and the defendants entered into an agreement for consulting services, that consulting services were provided between October 1996 and August 1997, and that the defendants promised to pay for the consulting services and failed to do so. Clarity seeks a judgment against the defendants in the amount of $552,635,16, plus service charges at the rate of one and one-half percent per month, plus such other relief as the court may deem equitable and just, as well as attorneys fees and court costs. In the opinion of management of the Company, (1) The Company was not a party to the agreement between Clarity and VSI, and (2) the software development effort was lengthy and costly, and was never completed, which contributed to the eventual bankruptcy of VSI. The Company has filed a motion to dismiss the action in the State of Illinois, which is pending.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security holders during the fourth quarter of 1999. However, subsequent to the end of the 1999, the Company held a Special Shareholders' Meeting on March 27, 2000. Proxies were solicited by management. A quorum was present. The matter voted upon and the result thereof is as follows:

1. Proposal to amend the Company's Articles of Incorporation to effect a combination (also known as a "reverse-split") of the number of outstanding, but not the number of authorized, shares of common stock of the company on a 10:1 basis:

         For               Against             Abstain
         ---               -------             -------
        91,259,848         31,417,864             535,557

          This approval of the share combination will have the following results:

o The Board of Directors shall cause the Company to file, as soon as practicable, an Amendment to its Articles of Incorporation which shall reflect the share combination and provide for an effective date to be determined by the Board of Directors (but not more than 90 days after the date of shareholder approval).

o         The number of shares outstanding would be divided by ten.

o The number of shares of common stock authorized to be issued shall remain 300,000,000 and the par value per share shall remain $.0001.

o Fractional shares created as a result of the combination shall be rounded to the nearest whole share.

o All options, warrants, convertible preferred stock, and any other convertible securities that are convertible into common stock that are outstanding on the date of the combination shall be adjusted on the same basis.

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

                                 Low Bid           High Bid
                                 -------           --------
       1st Qtr. 1998             $    .15          $   .51
       2nd Qtr. 1998             $    .125         $   .48
       3rd Qtr. 1998             $    .1875        $   .39
       4th Qtr. 1998             $    .18          $   .52

       1st Qtr. 1999             $    .31          $   .48
       2nd Qtr. 1999             $    .04          $   .38
       3rd Qtr. 1999             $    .04          $   .08
       4th Qtr. 1999             $    .038         $   .072

          The source of this information is America Online quotation services. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

(b)       Holders

          As of March 1, 2000, there were approximately 263 holders of record of the Company's Common Stock and approximately 28,878 beneficial owners who hold shares at broker/dealers in "street-name".

(c)       Dividends

          The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

(d)       Recent Sales of Unregistered Securities

A. The Company offered and sold a total of 1,250,000 restricted shares of Series A Convertible Preferred Stock for gross proceeds of $2,500,000 to approximately 31 investors in principal pursuant to a private placement which commenced in August 1999 and ended in February 2000.

          The Articles of Incorporation of the Company have been amended to rescind the existing Designation of Rights and Preferences of Series A Convertible Preferred Stock and replace it with a revised designation which reflects that 1,250,000 shares were sold and provides that each share of Series A Convertible Preferred Stock:

          o    has a stated value of $2.00;
          o    has a liquidation preference of $2.00;
          o bears interest at the rate of 10% per annum, payable in cash or in shares of restricted common stock, at the option of the Company;
          o is convertible into 40 shares of restricted common stock at a conversion rate of $.05 per share and a warrant entitling the holder to purchase an additional 40 shares of restricted common stock for a period of 5 years at an exercise price of $.20 per share;
          o    is generally non-voting; and
          o is redeemable by the Company if the Company's common stock trades above $1.00.

          In connection with the offering, the Company granted certain registration rights to the investors. In the event that a registration statement for the resale of the shares of common stock underlying the Series A Convertible

Preferred Stock and the warrants is not filed within 120 days of closing, the per share exercise price of the warrants shall be reduced by $.05.

          All purchasers are accredited investors, and the Company believes that this private placement is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of the Securities Act of 1933.

B. On January 28, 2000, the Board Directors of the Company authorized the issuance of 53,910 shares of restricted common stock to two former shareholders of GuaranTEE Time, Inc. (a former subsidiary of the Company) in connection with a settlement agreement dated August 6., 1998, regarding the disposition of GuaranTEE Time, Inc. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

C. On January 14, 2000, the Board Directors of the Company authorized the issuance of 2,000,000 shares of restricted common stock to James F. Gordon, the brother of Robert P. Gordon, an officer and director of the Company, in settlement of a threatened legal claim against the Company made by James F. Gordon. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

D. On December 17, 1999, the Board Directors of the Company authorized the issuance of 1,000,000 shares of restricted common stock to two consultants for business development services. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

E. On December 15, 1999, the Board Directors of the Company authorized the issuance of 9,500,000 shares of restricted common stock and a warrant to purchase 9,500,000 shares of restricted common stock for a period of five years at an exercise price of $.04 per share, to Robert P. Gordon, an officer and director of the Company, in cancellation of $380,000 in principal owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

F. On November 19, 1999, the Board Directors of the Company authorized the issuance of 16,537,880 shares of restricted common stock and a warrant to purchase 16,537,880 shares of restricted common stock for a period of five years at an exercise price of $.04 per share, to Robert P. Gordon, an officer and director of the Company, in cancellation of $826,894 in principal and interest owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon. The Company believes that this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

G. The Company offered and sold a total of 18 convertible debentures totaling $3,777,000 in principal to 8 investors pursuant to a private placement which commenced in November 1998 and ended in April 1999. The terms of the debentures included interest at the rate of 8%, maturity on October 31, 1999, and the right to convert into shares of common stock at a 30% discount to the average market price for the five days prior to the date of conversion. The Company also filed a registration statement registering the shares of common stock issuable upon conversion of the debentures for resale by the investors. As of March 31, 1999, all debentures (principal and interest) had been converted into an aggregate of 92,653,597 shares of common stock.

          In connection with the offering, common stock purchase warrants covering 1,119,250 shares were also issued to the placement agent (250,000) and two of the investors (869,250). Each warrant is exercisable for a period of five years at an exercise price of $.16 per share. As of March 31, 2000, all warrants had been exercised except for one warrant to purchase 62,500 shares.

          The Company also paid to a placement agent, Grady & Hatch and Co., Inc. a commission of 10% and a non-accountable expense allowance of 3% of the gross proceeds on all debentures sold with the assistance of the placement agent.

          All purchasers are accredited investors, and the Company believes that this private placement is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of the Securities Act of 1933.

H. On June 8, 1999, a lawsuit pending in Circuit Court for Pinellas County, Florida was dismissed after a court-approved settlement in the case. The lawsuit originated on February 9, 1998, when Robert P. Gordon, who is an officer and director of the Company, individually filed a lawsuit against Felcrest Trading Ltd. ("Felcrest"). On October 23, 1998, Felcrest filed a third party complaint against the Company, VSI (the Company's subsidiary), and current and former officers and directors of the Company and VSI and other third parties. Pursuant to the settlement, the Company issued an aggregate of 4,402,923 shares of its common stock to Felcrest and the former officers and directors who had indemnification claims against the Company for the legal fees they incurred, while Mr. Gordon returned 4,402,923 of his shares to the Company for cancellation. Consequently, there was no increase in the outstanding shares of common stock as a result of the settlement. The issuance by the Company was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.

I. On February 22, 1999, the Board Directors of the Company authorized the issuance of 6,666,667 shares of restricted common stock to Robert P. Gordon, an officer and director of the Company, in cancellation of $1,000,000 in principal owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

J. On February 24, 1997, the Company acquired all of the outstanding common stock of GuaranTEE Time, Inc. ("GTT") in exchange for shares of restricted Common Stock of the Company. The Company issued 100,000 shares of restricted Common Stock to the selling shareholders of GTT. The Company believes that this transaction is exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933.


Item 6 . Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Results of Operations

          Total revenues for the fiscal year ended December 31, 1999, were $395,767, representing a 176% increase from revenues of $143,472 for the prior fiscal year ended December 31, 1998. The Company sustained a net loss of $8,633,350 in 1999, compared to a net loss of $11,882,251 for fiscal 1998. Operating expenses increased from $6,564,133 in 1998 to $10,382,965 in 1999, with most of the increases attributable to salaries and outside advisory fees.

          The Company booked a one-time gain of $4,541,689 from discontinued operations in 1999 as a result of the bankruptcy filing of Visitors Services International Corp., the Company's subsidiary, which was in the business of providing reservation and information services to Conventions and Visitors Bureaus and convention/event organizers.

          The Company initiated aggressive restructuring during the year. The Company added several new members to its management team in December 1999, sharply reduced expenses in the first quarter of 2000, and is making fundamental changes to its strategic focus, as described in Item 1 under the section entitled "Present Business of the Company."

          Limited Working Capital; Financial Instability

          As of December 31, 1999, the Company had a negative stockholder's equity of $4,066,278, an accumulated deficit of $46,521,984, and a working capital deficit of $4,527,880.

          Various factors affecting the Company's operations raise doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

          The Company requires additional financing. On February 29, 2000, the Company announced that it had entered into a letter agreement engaging a prominent New York based investment banking firm as its exclusive agent for a private placement financing of up to $40 million. However, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Item 7.   Financial Statements and Supplementary Data.

          The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                        TELESERVICES INTERNET GROUP INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                                December 31, 1999
                                December 31, 1998















                                       F1

                                    Contents

                                                                                    Pages
                                                                                    -----
     Report of Independent Certified Public Accountants                              F3

     Consolidated Financial Statements:

          Consolidated Balance Sheet                                                 F4

          Consolidated Statements of Operations                                      F5

          Consolidated Statements of Cash Flows                                      F6

          Consolidated Statement of Changes in Stockholders' Deficit                 F7

          Notes to Consolidated Financial Statements                                 F8



                                       F2

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of
TeleServices Internet Group Inc.


We have audited the accompanying consolidated balance sheet of TeleServices Internet Group Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the two years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TeleServices Internet Group Inc. as of December 31, 1999, and the results of its operations, its changes in stockholders' (deficit) and its cash flows for the two years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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


Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H
Denver, CO 80211

February 11, 2000


                                       F3

                        TeleServices Internet Group Inc.
                           Consolidated Balance Sheet
                              At December 31, 1999

                                     ASSETS

Current assets:
     Cash, restricted (Note 2)                                                     $     30,000
     Other current assets                                                                45,533
                                                                                   ------------

         Total current assets                                                            75,533

Equipment, net of accumulated depreciation of
     $417,970 (Note 5)                                                                  474,699
Other assets                                                                              4,255

                                                                                   ------------

         Total assets                                                              $    554,487
                                                                                   ============



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses (Notes 13, 14)                          $  3,261,427
     Loans payable, stockholder (Note 8)                                                165,387
     Notes payable, current portion (Note 12)                                           256,599
     Convertible debentures (Note 12)                                                   300,000
     Preferred stock subscription received (Note 11)                                    620,000
                                                                                   ------------


                  Total current liabilities                                           4,603,413

Long-term liabilities
     Notes payable                                                                       17,352
                                                                                   ------------

                  Total liabilities                                                   4,620,765
                                                                                   ------------

Commitments and Contingencies (See Notes)

Stockholders' (deficit):
     Preferred stock, $.001 par value
         10,000,000 shares authorized
         No shares issued and outstanding                                                    --

     Common stock, $.0001 par value,
        300,000,000 shares authorized,
        240,083,155 shares issued and outstanding                                        25,059
     Additional paid-in capital                                                      42,555,647
     Treasury Stock, 13,130 shares at cost                                            (125,000)
     Accumulated (deficit)                                                          (46,521,984)
                                                                                   ------------

        Total stockholders' (deficit)                                                (4,066,278)
                                                                                   ------------

        Total liabilities and stockholders' (deficit)                              $    554,487
                                                                                   ============

    The accompanying notes are an integral part of the Financial Statements.


                                       F4

                        TeleServices Internet Group Inc.
                      Consolidated Statements of Operations
                         For the Years Ended December 31

                                                  1999              1998

Total Revenues                               $     395,767      $     143,472
                                             -------------      -------------

Operating Expenses:

          Salaries and contract services         2,948,153          1,285,268
          Payroll taxes                            335,858            349,547
          Rent                                     305,042            316,383
          Telephone                                397,937            222,126
          Travel and entertainment                 221,060             98,641
          Advertising and promotion                 88,693             80,868
          Depreciation and amortization            234,009            183,307
          Outside advisory services              2,725,000                 --
          Other expenses (Note 6)                3,127,213          4,027,993
                                             -------------      -------------


          Total operating expenses              10,382,965          6,564,133
                                             -------------      -------------


Net (loss) from operations                      (9,987,198)        (6,420,661)

Other income (expenses):
          Interest income                            3,342              9,832
          Interest (expense)                      (214,052)          (201,867)
          Discounts on stock conversions        (2,815,143)        (3,765,740)
                                             -------------      -------------

Net (loss) from continuing operations          (13,013,051)       (10,378,435)
                                             -------------      -------------

Discontinued operations:
          Loss from operations of VSI             (161,988)        (1,443,816)
          Gain on bankruptcy of VSI              4,541,689                 --
                                             -------------      -------------

Total gain from discontinued operations          4,379,701         (1,443,816)
                                             -------------      -------------

Net (loss)                                   $  (8,633,350)     $ (11,822,251)
                                             =============      =============

Net (loss) per share                         $      (0.065)     $       (0.23)
                                             =============      =============

Weighted Average Shares Outstanding            133,320,665         50,470,972
                                             =============      =============

    The accompanying notes are an integral part of the Financial Statements.


                                       F5

                        TeleServices Internet Group, Inc.
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31

                                                                              1999              1998
                                                                          ------------      ------------
Cash flows from operating activities:
     Net (loss) from continuing operations                                $(13,013,051)     $(10,378,435)
     Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
         Net gain from sale of affiliated business                            (325,323)               --
         Decrease in accounts receivable                                        71,347           154,118
         Depreciation and Amortization                                         234,009           183,307
         Increase in accounts payable and accrued expenses                   1,474,864         1,000,105
         (Increase) decrease in other assets                                    65,172          (116,115)
                                                                          ------------      ------------
                  Net cash (used in) operating activities                  (11,492,982)       (9,157,021)
                                                                          ------------      ------------


Cash flows from investing activities:
     (Acquisition) of equipment                                               (341,615)          (14,924)
      (Investment) in affiliate company                                        706,309          (380,986)
                                                                          ------------      ------------

                  Net cash provided by (used in) investing activities          364,694          (395,910)
                                                                          ------------      ------------

Cash flows from financing activities:
     (Repayment of) leases payable                                             (18,790)          (82,978)
     Cash proceeds from (repayment of) loans from stockholders                  34,292         4,044,024
     Issuance of common stock                                                  366,400         1,211,265
     Preferred stock subscription received                                     620,000                --
     Sale of convertible debentures                                          2,902,000           875,000
     Acquisition of treasury stock                                                  --          (125,000)
     (Repayment of) notes payable                                              (54,722)         (121,205)
     (Increase) decrease in cash collateral                                                       95,000
                                                                          ------------      ------------
                  Net cash provided by financing activities                  3,849,180         5,895,806
                                                                          ------------      ------------

(Decrease) in cash                                                          (7,279,106)       (3,657,126)
Cash, beginning of period                                                           --                --
Non-cash transactions                                                        7,279,106         3,657,126
                                                                          ------------      ------------

Cash, end of period                                                       $         --      $         --
                                                                          ============      ============

Schedule of non-cash operating, financing and investing activities:
       Net gain from discontinued operation                                   (161,988)       (1,443,816)
       Net gain on disposal of discontinued operations                          92,697
       Repayment of stockholder loan                                        (1,000,000)       (2,752,244)
       Issuance of common stock                                             11,825,397         7,925,185
       Stock subscription receivable                                                             (72,000)
       Conversion of debentures into common stock                           (3,477,000)               --
                                                                          ------------      ------------
                  Increase in non-cash items                              $  7,279,106      $  3,657,125
                                                                          ============      ============

Interest paid                                                             $    214,052      $    201,867
                                                                          ============      ============

Income taxes paid                                                         $         --      $         --
                                                                          ============      ============


    The accompanying notes are an integral part of the Financial Statements.


                                       F6

                        TeleServices Internet Group Inc.
          Consolidated Statement of Changes in Stockholders' (Deficit)
                From December 31, 1997 through December 31, 1999

                                                    Common Stock         Additional
                                                                          Paid-in     Accumulated     Treasury
                                               Shares        Amount       Capital       Deficit         Stock          Total
                                            ------------  ------------  ------------  ------------   ------------   ------------
Balance, December 31, 1997                    30,155,947  $      3,016  $ 20,869,442  $(26,066,383)  $         --   $ (5,193,925)

Issuance of Common Stock                      34,815,691         3,482     8,757,969            --             --      8,761,450

Imputed Interest on Convertible Debentures            --            --       375,000            --             --        375,000

Acquisition of Treasury Stock                         --            --            --            --       (125,000)      (125,000)

Net (loss) year ended December 31, 1998               --            --            --   (11,822,251)            --    (11,822,251)
                                            ------------  ------------  ------------  ------------   ------------   ------------

Balance, December 31, 1998                    64,971,638         6,498    30,002,411   (37,888,635)      (125,000)    (8,004,726)

Issuance of Common Stock                     185,611,517        18,561    11,438,093            --             --     11,456,654

Imputed Interest on Convertible Debentures            --            --     1,115,143            --             --      1,115,143

Net (loss) year ended December 31, 1999               --            --            --    (8,633,350)            --     (8,633,350)
                                            ------------  ------------  ------------  ------------   ------------   ------------

Balance, December 31, 1999                   250,583,155  $     25,059  $ 42,555,647  $(46,521,984)  $   (125,000)  $ (4,066,278)
                                            ============  ============  ============  ============   ============   ============


    The accompanying notes are an integral part of the Financial Statements.


                                       F7

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998

(1)  Organization and Operations:

     TeleServices Internet Group Inc. (TSIG), formerly TeleServices International Inc. and formerly Dynasty Capital Corporation (Dynasty), was incorporated under the laws of the State of Florida on October 1, 1986. TSIG issued common stock for 100% of the issued and outstanding common stock of Visitors Services, Inc. (VSI). This transaction was accounted for as a reverse acquisition since the former controlling shareholders of VSI control TSIG after the business combination. Prior to the transaction TSIG was an inactive public shell corporation with no net assets. The Company changed its name to TeleServices Internet Group Inc. on July 8, 1999.

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

     American International Travel Agency, Inc. (AIT), a wholly-owned subsidiary of TSIG, was incorporated under the laws of the State of Florida on September 27, 1977 to provide retail travel services. AIT was acquired by VSI on December 6, 1996. The Company's board of directors prepared a unanimous written consent dated December 3, 1998 approving the acquisition of AIT by TSIG from VSI by assumption of approximately $72,000 of AIT debt and a credit to TSIG's intercompany receivable from VSI of $20,000. As a transaction among wholly-owned subsidiaries of TSIG, there was neither a contract nor a bill of sale documenting this transaction; there also was no stock certificate prepared evidencing this transaction.

     Compact Connection, Inc. (CCI), a Delaware corporation, was incorporated on April 17, 1998, as a wholly-owned subsidiary of TSIG for the purpose of establishing an internet-based discount retail music CD and cassette tape business. CCI changed its name to The MusicCard Co. on January 19, 1999 and then to My MusicCard Company (MMC) on February 16, 1999.

     My Card, Inc. (MCI), a Delaware corporation, was incorporated on February 11, 1999, as a wholly-owned subsidiary of TSIG for the purpose of expanding the Company's product lines and e-commerce business.

     The source of sales revenue during the years 1999 and 1998 are summarized as follows:

                             1999     1998
                             ----     ----
          TSIG                 0%       0%
          VSI                  0%      87%
          AIT                 30%      12%
          MMC                 37%       1%
          MCI                 33%       0%
                             ---      ---
                   Total     100%     100%

     The proportion of revenues derived from VSI is no longer included in the financial statements for either 1999 or 1998 as it is included in the discontinued operations.


                                       F8

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998


(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements of TSIG and subsidiaries (the Company) include the accounts of TSIG and AIT for the entire years ended December 31, 1999 and 1998, the accounts of MMC since April 17, 1998 and the accounts of MCI since February 11, 1999, the date if its formation. All intercompany accounts and transactions have been eliminated in the consolidation.

     (b)  Concentration of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company grants credit to various business and entities, in the U.S.A. The Company does not require collateral for its accounts receivable. The Company maintains its cash balance in one financial institution located in Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 the Company had no uninsured cash balances, but at various times throughout the year, the balance exceeded the insured limit.

     (c)  Income Tax

          The Company has net operating loss carryovers totaling approximately $46,000,000 at December 31, 1999, which expire in various years through 2019. The Company has deferred tax assets of approximately $6,900,000 at December 31, 1999 related to loss carryovers but due to the uncertainty of the Company's ability to utilize these carryovers, a valuation allowance of the total $6,900,000 has been provided. Therefore, as of December 31, 1999 the Company's financial statements do not include any provision for deferred tax assets. A change in ownership of more than 50% of the Company could reduce or eliminate the Company's ability to utilize these loss carryovers.

     (d)  Equipment

          Equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. The equipment was principally owned by VSI, which filed a petition for relief under Chapter 7 of the United States Bankruptcy Code. The equipment was acquired by TSIG from the trustee of the Bankruptcy Court at an appraised liquidation value.

     (e)  Per Share Information

          The per-share information is computed based upon the weighted average shares outstanding.


                                       F9

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998


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

     (g)  Advertising and Promotion Costs

          Advertising, promotion and sales materials costs are expensed as incurred.

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

     (i)  Restricted Cash

          Included in cash on December 31, 1999 is $30,000 being held in separate certificates of deposit as collateral for operating licenses.

     (j)  Software Development

          The Company incurred $215,000 in total outside costs related to the development of computer software designed for the purpose of providing an internet-based order transaction system for MMC. At December 31, 1999, the net book value of this software was $56,312.

     (k)  Write Down of Equipment Value

          During 1999 and 1998, the Company wrote down the value of its equipment and other assets by $100,000 and $325,000, respectively, due to reasonable doubt as to its ability to be able to recover the full value from future operations.


                                      F10

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998

     (l)  Investment in Affiliate

          At December 31, 1998, TSIG had an investment in an affiliate company totaling $380,986, equal to the costs related to attempting to complete the proposed acquisition of certain entities. During 1998, the efforts to complete the proposed acquisitions were terminated and certain former employees of the Company resigned from the Company and acquired these entities. In exchange for transferring the rights, if any, the Company had with regard to these acquisitions and in exchange for terminating various employment and severance agreements, the Company was issued an equity position in the entity. During the current reporting period, the Company sold its equity position for $706,000 in cash, resulting in a gain of $326,000 recognized in 1999.

     (m)  Stock Issuance Discounts

          During the year ended December 31, 1999 and 1998, the Company recognized an expense totaling $1,115,143 and $375,000, respectively, related to the conversion of convertible debentures at a 30 percent discount to the public market price at the time of conversion. In addition, in 1999, an expense of $1,700,000 was recognized related to the conversion of a stockholder loan into common shares at a below-market price of $.15 (see Note 8). In 1998, the discount recognized on the stockholder conversion was $3,390,740.

     (n)  Advisory and Consulting Fees

          During 1999, the Company issued common stock with a value of $2,725,000 for various consulting and advisory services related to the financing and development of the Company and its operations.

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

(4)  Lease Commitments

     In September, 1995, the Company entered into an operating lease agreement for its Florida office facilities for a term of seven years. On March 15, 1999, the Company entered into a 3-year operating lease agreement for an office/warehouse facility in Southern California. Minimum future rental payments due under operating leases with terms greater than one year are summarized as follows:


                                      F11

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998

(4)  Lease Commitments, continued

         Year ending December 31
                  2000                   $  367,257
                  2001                   $  340,406
                  2002                   $  220,172


(5)  Equipment

     The company's equipment as of December 31, 1999 is summarized as follows:

Furniture, fixtures and office equipment     $  36,750
Telephone equipment                            477,385
Computer equipment and software                357,694
Vehicles                                        20,841
                                             ---------
                                               892,669
Accumulated depreciation                      (417,970)
                                             ---------
                                             $ 474,699
                                             =========

(6)  Other Expenses

     In addition to normal other operating expenses, other expenses include the following:

                                       1999           1998
                                       ----           ----
Provision for contingencies        $  360,000     $  666,886
Write off software development        100,000        810,795
Provision for asset writedown              --        325,283
                                   ----------     ----------


                                   $  460,000     $1,802,964
                                   ==========     ==========

(7)  VSI Bankruptcy

     On March 5, 1999, VSI filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division, resulting in a net realized gain from the liquidation of the assets and relief from liabilities of the business. The gain, totaling $4,541,689, is summarized as follows:

Accounts payable & accrued expense     $1,647,701
Notes & leases payable                     78,243
Payroll taxes payable                     611,083
Litigation reserve                      2,477,809
                                       ----------
       Total liabilities relieved       4,814,836
                                       ----------


                                      F12

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998


(7)  VSI Bankruptcy, continued

Current assets                                     (128,664)
Property and equipment, net of depreciation        (144,483)
                                                -----------
       Total assets disposed of                    (273,147)
                                                -----------

Net Gain                                        $ 4,541,689
                                                -----------


(8)  Related Party Transactions

     The stockholders of the Company have made various demand loans to the Company for expansion and operating capital. During the year ended December 31, 1999 the stockholders converted $1,380,000 into 16,166,667 shares of the common stock of the Company. During the year ended December 31, 1998 the stockholders converted $2,752,244 into 17,110,522 shares of Common Stock.

     As of December 31, 1999 loans payable to a stockholder totaled $5,387, accruing interest at 11% per annum. This balance includes $160,000 of compensation accrued but unpaid as of December 31, 1999. The loan is payable on demand and is uncollateralized.

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

(9)  Stock Options

     On August 25, 1999, the Company's Board of Directors adopted the TSIG.com 1999 Stock Plan, which consists of 25,000,000 shares. Also on December 17, 1999, the Company's Board of Directors adopted the TSIG.com Incentive Plan which consists of 30,000,000 shares. Options on these shares are to be granted at the Board's discretion.


                                      F13

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998

(9)  Stock Options, continued

                                                      Number of        Weighted Average
                                                       Options          Exercise Price
                                                      ---------        ----------------
Outstanding at December 31, 1998                      3,643,726             $.3027
Outstanding at December 31, 1999                     30,988,703             $.0708
Exercisable at December 31, 1999                     30,988,703             $.0708
Options granted during 1999                          29,000,000             $.0567
Options exercised during 1999                         4,483,854             $.077
Options forfeited or expired during 1999              1,171,169             $.5825

     Options outstanding as of December 31, 1999 expire at various dates through May 31, 2004.

(10) Common Stock

     On July 31, 1999, the Company held a special meeting of the shareholders, during which the number of authorized common shares was increased to 300,000,000 from 100,000,000.

(11) Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $.001 each. The preferred stock may be issued in a series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. As of December 31, 1999, the Company had received subscriptions and funds representing 310,000 shares of the preferred stock at a price of $2.00 per share. However, no shares have been issued and the $620,000 received has been recorded as a stock subscription received liability. The shares will be issued upon determination of the terms and necessary documentation related to the transaction.

(12) Notes, Loans and Debentures Payable

     The Company had notes and loans payable of approximately $274,000 at December 31, 1999. The amounts due consist of $96,500 payable for the repurchase of treasury stock, $20,588 for the purchase of a vehicle, $112,000 in a bank loan owed by VSI but assumed by TSIG and $44,500 due to individuals. All of the debts have a current due date with the exception of the vehicle loan, which has a current maturity of $3,236 and a long-term maturity of $17,352.

     In November 1998, the Company authorized the issuance of $2,000,000 of convertible debentures. In 1998 and 1999, a total of $3,777,000 was received as proceeds from the issuance of the debentures. The terms of the debentures include interest at 8% per annum and are due and payable one year from issuance. The debentures are convertible at the option of the holder into common stock of the Company at 70% of the market price of the common stock based upon the average bid price for the five days immediately preceding the date of conversion. As of December 31, 1999, $3,477,000 of the outstanding debentures plus accrued interest of $73,072 were converted into a total of 83,077,994 shares of common stock at an average price of $.0427 per share.


                                      F14

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998

(13) Contingent Liabilities

     Creditors of VSI, including the Internal Revenue Service, may assert a claim against TSIG. A contingency exists with respect to these matters, including final determination if the transactions between TSIG and VSI are legitimate transactions allowable by Federal Bankruptcy Code or if they are determined to be in violation of preference of creditor statutes, rules and regulations. A provision of $475,000 was accrued by the Company for the trust fund portion of the federal payroll tax withholdings owed by VSI and a provision of $130,000 was accrued for a bank loan guaranteed by an officer of TSIG.

(14) Creditor Delinquencies

     The Company is materially delinquent on payment of various creditor obligations including various obligations to the Internal Revenue Service. Failure to pay these balances due could result in the inability of the Company to continue in business.

(15) Fourth Quarter Adjustments

     The Company recognized as expenses various previously unrecorded accruals for potential litigation matters and various accrued expenses and provisions for losses, which were recorded in the fourth quarter. These fourth quarter adjustments totaled $360,000. Additionally, the expenses related to stock issuance for outside advisory services and the discounted stock conversion were recorded in the fourth quarter, a total of $5,540,000.


                                      F15

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


DIRECTORS OF THE REGISTRANT

          The Company has a Board of Directors (the "Board") which is currently comprised of four members. Each director holds office until the next annual meeting of Shareholders or until a successor is elected or appointed. The members of the Board of Directors of the Company are as follows:

                              Director of
   Directors        Age      Company Since
----------------    ---     ---------------
Robert P. Gordon     49     September 1996
Paul W. Henry        52     September 1996
J.R. LeShufy         75       June 1999
Frank Ragano         71      October 1999


ROBERT P. GORDON
Director, Chairman and Chief Executive Officer

Robert Gordon has served as a director of the Company since September 1996. As the company's founder and leader, Robert Gordon has taken TSIG.com from its beginnings as a teleservices center for the travel and tourism industry to its position today as an Internet company with its innovative myCard programs and a web-based call center. A decade ago, Mr. Gordon founded and served as chairman of Phoenix Information Systems Corp., a company that developed a proprietary airline reservation system and secured the first-ever contract with the Chinese government to import a new airline reservations system to service Chinese airlines. Previously, he had a career on Wall Street with Donaldson, Lufkin and Jenrette, and several other investment banks. Mr. Gordon holds bachelor's degrees in philosophy and biology from New York University, where he also did his graduate studies.

PAUL W. HENRY
Director, Secretary, Treasurer and Consultant

Paul Henry has served as a director and as corporate secretary and treasurer of TSIG.com since September 1996, and as a full-time consultant since October 1998. During the past ten years, Mr. Henry has been retained as an independent financial consultant by various institutions, including: Phoenix Information Systems, an airline reservation system company; Essex Investment Management Company, Boston, an institutional fund manager; and Caithness Corporation, New York, a natural resources development company. Mr. Henry holds a bachelor's degree in economics from Yale University, and a master's degree in business administration from Northeastern University.

J. R. LESHUFY
Director

J. R. LeShufy, a TSIG.com director since June 1999, is a private investor and entrepreneur with a background in developing companies. Mr. LeShufy was formerly president of Basic Investments Ltd., a major investor in TSIG.com. He is a director of Inkine Pharmaceuticals, a biopharmaceutical company, whose stock trades on the NASDAQ under the symbol INKP. Mr. LeShufy was the president and founder of Consolidated Fine Arts Ltd., an innovative marketing company for the visual arts, primarily in graphics and art books.

FRANK P. RAGANO
Director

Frank Ragano, Maj. General, U.S. Army (ret.), joined TSIG.com as a director in October 1999. Mr. Ragano is currently chairman of the board of directors of Skylynx Communications, Inc. (OTCBB:SKYK), where he has served as a director since 1998. Mr. Ragano is also a director of Irvine Sensors Corp. (NasdaqSC:IRSN), where he has served as a director since 1995. Mr. Ragano was, until earlier this year, President and CEO of CMS, Inc., a wholly owned subsidiary of Daimler-Benz GmbH. He graduated with a B.S. degree from Duquesne University in 1950 and later graduated with a Master of Business Administration
(MBA) from Syracuse University, New York. After a well-decorated career in the military, Mr. Ragano retired from active Army service and became Vice-President of the American Defense Preparedness Association and Chairman and CEO of BEI Defense Systems Company.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their respective positions are as follows:

ROBERT P. GORDON
Chairman

In addition to being a director of the Company, Mr. Gordon has served as Chairman of the Company since September 1996 and as Chief Executive Officer ("CEO") since approximately August 1998. The Chairman is an executive officer of the Company. Mr. Gordon is also presently serving as Chief Financial and Accounting Officer for the Company. Mr. Gordon's biography is set forth above.

PAUL W. HENRY
Secretary and Treasurer

In addition to being a director of the Company, Mr. Henry has served as Secretary and Treasurer of the Company since September 1996. Mr. Henry's biography is set forth above.

JOSEPH KEEGAN
President and Chief Operating Officer

Joe Keegan joined TSIG.com as President and Chief Operating Officer in December 1999. Previously, he was Senior Vice-President for Domestic Operations of Teledex Corporation, a private company based in San Jose, California, and the leading provider of guestroom telephones to national hotel chains, including Marriott, Hilton, Starwood and others. Mr. Keegan and Mr. Potenberg (see below) were part of the original, start-up management team at Teledex, and were later joined there by Mr. Wheeler (see below). This three-man team was an integral part of the senior management that built Teledex into the national leader for hotel guestroom telephones. Mr. Keegan, who grew up in New England, holds a bachelor's degree in education from Ripon College in Wisconsin and later did his graduate studies at Keller Graduate School of Business in Chicago.

RICHARD WHEELER
Senior Vice President, Operations and Strategic Development

Dick Wheeler joined TSIG.com in December 1999. He formerly worked with Messrs. Keegan and Potenberg at Teledex, where he held the position of Director and was responsible for distribution channel development and strategic alliances. Previously, Mr. Wheeler was executive vice president for a division of Barlow Rand, a Fortune 50 international company. Earlier, he was vice president of sales and marketing for Control Laser Corporation, where he managed a worldwide network of 65 sales and service branch offices. Additionally, he held executive positions with Datalogic and LazerData Corporation. Mr. Wheeler holds an electrical engineering degree from the University of Maryland.

SIGNIFICANT EMPLOYEES OF THE COMPANY AND ITS SUBSIDIARIES

WARREN POTENBERG
Vice President - Sales, Eastern Region

Warren Potenberg joined TSIG.com in December 1999. His role is to develop and manage national accounts for the myCard programs. Prior to joining TSIG.com, Mr. Potenberg was Senior Director of National Accounts at Teledex, responsible for managing vertical markets and strategic national accounts. His earlier experience included sales of commercial energy management systems for Honeywell and telecommunications systems for GTE. Mr. Potenberg holds a bachelor's degree in marketing and management from New York University, where he was also president of the NYU Marketing Society.

TOM MURPHY
Vice President - Sales, Mid-West Region

Tom Murphy joined TSIG.com in October 1999. His role is to develop and manage national accounts for the myCard programs. Prior to joining TSIG.com, Mr. Murphy maintained a private consulting practice in which he has helped develop entertainment-oriented e-commerce programs for such clients as Home Shopping Network, USA Networks and CitySearch. Previously, he was Vice President, Tour Division, for Entertainment Marketing Inc., a manager of music tour sponsorship programs for corporate clients. For more than a decade, he held senior sales and marketing management positions in several major consumer packaged goods companies, including Coca-Cola USA and Procter & Gamble. Mr. Murphy holds a bachelor's degree in business and marketing from Central Washington University.

RICHARD OLSON
Director of Sales, Western Region

Richard Olson came to TSIG.com in July 1995 from International Hotel Academy, where he was regional vice president responsible for account development and revenue growth for The Grand Wailea Resort, Hotel and Spa (Maui), and the Biltmore Hotel, Los Angeles. Earlier, he was director, national accounts, Hyatt Hotels & Resorts, and was responsible for convention and group sales for all 86 domestic properties.

MARK L. MORETTI
Director of Marketing

Mark Moretti joined TSIG.com in April of 2000. His role is to develop marketing collateral materials for TSIG.com, as well as its partners and the clients of the "My Card" programs. He will spear-head the new look and functionality of the company's web sites, and will be working with outside graphics and IT departments. Prior to moving to Florida in 1990, Mr. Moretti was employed in the advertising and marketing fields in New York City. Over the past decade, he has worked for several advertising agencies and Internet communication companies in the Tampa Bay area. He has also served on the boards of numerous marketing associations and non-profits, where he has held various officer positions, among them president of the Florida Direct Marketing Association (FDMA). Mr. Moretti attended the School of Visual Arts in New York City, where he majored in Advertising and Marketing.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

          In December 1997, Phoenix Information Systems Corp. ("Phoenix") declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. At that time, Robert P. Gordon and Paul W. Henry were directors and Mr. Henry was an officer of Phoenix.

          On March 5, 1999, the Company's wholly-owned subsidiary, Visitors Services International Inc. ("VSI"), filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. At that time, Robert P. Gordon and Paul W. Henry were directors and officers of VSI.

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

Summary Compensation Table

          The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company and/or its subsidiaries during each of the fiscal years ended December 31, 1999, 1998 and 1997, to or for the Company's Chief Executive Officer and each of the other executive officers of the Company and/or its subsidiaries whose total annual salary and bonus exceeded $100,000 for the year ended 1999.


                                                               Annual Compensation
                                               ------------------------------------------------

              (a)                    (b)            (c)              (d)                (e)
             Name                   Year                                               Other
              And                   Ended                                             Annual
           Principal              December        Salary            Bonus          Compensation
           Position                  31             ($)              ($)                ($)
------------------------------    --------      ----------        --------         ------------
Robert P. Gordon,                   1999         $360,000(n1)        -0-                -0-
Chairman, CEO, Director             1998         $178,846            -0-                -0-
                                    1997         $158,247         $ 35,000              -0-
Paul W. Henry,                      1999         $180,000(n2)        -0-                -0-
Secretary, Treasurer, Director      1998          $73,333(n3)        -0-                -0-
                                    1997           $-0-              -0-                -0-


(n1) Of this amount, $200,769 was actually paid in 1999, and the balance of $159,230 was accrued and payable as of December 31, 1999.

(n2) Of this amount, $121,667 was actually paid in 1999, and the balance of $58,833 is accrued and payable as of December 31, 1999.

(n3) Of this amount, $37,500 was actually paid in 1998, and the balance of $35,833 was accrued and paid in 1999.



                                                                 Long Term Compensation
                                                  -----------------------------------------------------
                                                                Awards                     Payouts
                                                  ------------------------------------ ----------------

             (a)                      (b)                (f)               (g)               (h)               (i)
             Name                     Year           Restricted
             And                     Ended              Stock             Shares            LTIP            All Other
          Principal                 December          Award(s)          Underlying         Payouts        Compensation
           Position                    31                ($)             Options             ($)               ($)
-------------------------------     --------       --------------    --------------        -------        ------------
Robert P. Gordon,                     1999               -0-          10,000,000(n1)         -0-               -0-
Chairman, CEO, Director               1998         1,250,000 (n2)     16,809,122(n3)         -0-               -0-
                                      1997               -0-          15,000,000             -0-               -0-
Paul W. Henry,                        1999               -0-           2,068,360(n4)         -0-               -0-
Secretary, Treasurer, Director        1998               -0-           1,000,000             -0-               -0-
                                      1997               -0-              -0-                -0-               -0-


(n1) On December 17, 1999, Mr. Gordon was granted options to acquire 10,000,000 shares of common stock at an exercise price of $.07 per share.

(n2) On December 4, 1998, Mr. Gordon was issued 5,000,000 shares of restricted common stock as long-term compensation. The shares are considered fully-vested and would be eligible to receive dividends, if any. Although the shares are restricted from resale, the dollar value of this restricted stock award is required to be calculated for purposes of this table by multiplying the closing market price of the Company's unrestricted stock on the date of grant by the number of shares awarded. Using the same formula, the value of the 5,000,000 restricted shares at year end was $2,187,500.

(n3) 1998 total includes 7,000,000 options granted in 1998, and a total of 9,809,122 options originally granted in 1997 that were repriced in 1998. Repricing details are as follows:
          o 7,000,000 options originally granted on December 8, 1997, with an original exercise price of $.30 per share, were repriced to $.20 on January 27, 1998, and were further repriced to $.15 on April 20, 1998.
          o 2,809,122 options originally granted on September 22, 1997, with an original exercise price of $2.00 per share, were repriced to $.30 on December 30, 1997 and further repriced to $.20 on January 27, 1998.

(n4) On December 17, 1999, Mr. Henry was granted options to acquire 2,068,360 shares of common stock at an exercise price of $.07 per share. These options are in replacement of any outstanding options that had been granted in prior years.

Option/SAR Grants in Last Fiscal Year

          The information provided in the table below provides information with respect to individual grants of stock options during 1999 to each of the executive officers named in the Summary Compensation Table above. The Company did not grant any stock appreciation rights during 1999.

                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                Individual Grants

              (a)                         (b)                 (c)                 (d)                (e)
                                                           % of Total
                                       Number of          Options/SARS
                                      Securities           Granted to
                                      Underlying           Employees          Exercise or
                                     Options/SARs          in Fiscal           Base Price         Expiration
              Name                    Granted (#)           Year(n1)             ($/Sh)              Date
---------------------------------    ------------         ------------        -----------         ----------
Robert P. Gordon                       10,000,000              8.3%               $ .07            12/31/04
Paul W. Henry                           2,068,360              1.7%               $ .07            12/31/04

Notes:

(n1) The percentage of total options granted in the fiscal year is based upon all options (approximately 120,442,805) granted to eligible participants (which includes officers, directors, employees, consultants and advisors) under each of the Company's employee stock option plans in fiscal 1999 (not all options granted during 1999 remained outstanding as of December 31, 1999).

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

          The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1999 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options.

           (a)                  (b)            (c)                  (d)                         (e)

                                                                 Number of                   Value of
                                                           Securities Underlying            Unexercised
                                                                Unexercised                In-the-Money
                                                             Options/SARs at             Options/SARs at
                                                                 FY-End(#)                   FY-End($)
                              Shares          Value
                            Acquired on      Realized           Exercisable/                Exercisable/
        Name                Exercise(#)      ($)(n1)           Unexercisable             Unexercisable(n1)
--------------------       ------------      --------      ----------------------        -----------------
Robert P. Gordon                -0-            N/A           3,333,333/6,666,667           $6,667/$13,333
Paul W. Henry                   -0-            N/A           1,423,360/645,000             $2,846/$1,290


(n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value (based on the reported low bid quotations) of the Common Stock underlying the options and the exercise price for the options at exercise or fiscal year end, respectively.

Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

          This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during fiscal 1999.

Compensation of Directors.

          On December 17, 1999, J.R. LeShufy, a director of the Company, was granted options to acquire 600,000 shares of the Company's common stock at an exercise price per share equal to $.07. The options vest (and become exercisable at the time they vest), subject to termination of the agreement, on a quarterly basis on the last day of each quarter for a period of three years, with 175,000 deemed vested on December 31, 1999, and the balance to vest on a quarterly basis on the last day of each quarter for the next two years. All options expire on December 31, 2004.

          On December 17, 1999, Robert P. Gordon, an office and director of the Company, was granted options to acquire 10,000,000 shares of the Company's common stock at an exercise price per share equal to $.07. The options vest (and become exercisable at the time they vest), subject to termination of the agreement, on a quarterly basis on the last day of each quarter for a period of three years, with 3,333,333 deemed vested on December 31, 1999, and the balance to vest on a quarterly basis on the last day of each quarter for the next two years. All options expire on December 31, 2004.

          On December 17, 1999, Paul W. Henry, an officer and director of the Company, was granted options to acquire 2,068,360 shares of the Company's common stock at an exercise price per share equal to $.07. The options vest (and become exercisable at the time they vest), subject to termination of the agreement, on a quarterly basis on the last day of each quarter for a period of three years, with 1,423,360 deemed vested on December 31, 1999, and the balance to vest on a quarterly basis on the last day of each quarter for the next two years. All options expire on December 31, 2004. These options supercede and replace any prior options held by Mr. Henry.

          Pursuant to his Agreement to Serve as a Director dated September 29, 1999, Frank Ragano was granted options to acquire 900,000 shares of the Company's common stock at an exercise price per share equal to $.05. The options vest (and become exercisable at the time they vest), subject to termination of the agreement, on a quarterly basis on the last day of each quarter for a period of two years. All options expire on December 31, 2004.

          Pursuant to a consulting agreement dated April 9, 1998, the Company engaged Paul Henry, a director of the Company, to continue to serve as Secretary and Treasurer of the Company. Pursuant to the agreement,

Mr. Henry was be paid $5,000 per month until he was able to devote full-time attention to the Company, after which he would be paid $15,000 per month. Mr. Henry was also granted options. These options and all options previously granted to Mr. Henry were superceded and replaced by the options granted to him on December 17, 1999 (described above).

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

Employee Benefit and Consulting Services Compensation Plans

          The Company currently has one Employee Benefit and Consulting Services Compensation Plan in effect, the TSIG.com Incentive Stock Plan, which covers up to 50,000,000 shares of common stock. Half of these shares have been registered on Form S-8.

          Under the plan the Company may issue shares of common stock and/or grant options to purchase common stock to qualified consultants, advisors, officers, directors and employees of the Company and its subsidiaries. The purpose of the plans is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress of the Company. The plans are administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries are liable if a direct issue of stock and all other terms on which each option shall be granted.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The only class of voting security of the Company is Common Stock. The following table sets forth, as of the date of this report, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

                                                        Amount and Nature of
Name and Address of Beneficial Owner (1)             Beneficial Ownership(1)(2)     Percent of Class (3)
-----------------------------------------          -----------------------------    --------------------
Robert P. Gordon (4)                                         44,001,941                   14.9%

Paul W. Henry (5)                                             1,563,360                      *

J.R. LeShufy (6)                                                231,250                      *

Frank Ragano (7)                                              2,715,000                    1.0%

Joseph K. Keegan (8)                                          1,280,000                      *

Basic Investments, Ltd. (9)                                  22,101,200                    8.2%

Includes all officers and directors of the                   49,791,551                   15.2%
Company as a group (5 persons)

-----------------------

*         Represents less than one percent.

(1) Unless otherwise indicated, all shares are beneficially owned by the persons named, and the address of each person is 100 Second Avenue South, City Center, Suite 1000, St. Petersburg, Florida 33701.

(2) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(3) Based upon 269,197,515 shares of Common Stock outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(4) Robert P. Gordon is Chairman, CEO and a Director of the Company. Robert P. Gordon individually owns 16,935,385 shares. Also included are 362,010 shares owned by Heaven International, Inc., which is controlled by Robert P. Gordon and Elizabeth K. Gordon. Included in the table are 22,537,880 shares which Mr. Gordon may have the right to acquire pursuant to warrants, and 4,166,666 shares which Mr. Gordon has the right to acquire pursuant to options that have vested or will be vested within the next 60 days.

(5) Paul W. Henry is Secretary, Treasurer and a Director of the Company. Included in the table are 35,000 shares owned by Mr. Henry and options that have vested or will be vested within the next 60 days to purchase 1,528,360 shares.

(6) J.R. LeShufy is a director of the Company. Included in the table are options that have vested or will be vested within the next 60 days to purchase 231,250 shares of common stock.

(7) Frank Ragano is a director of the Company. Included in the table are 340,000 shares owned by Mr. Ragano; options that have vested or will be vested within the next 60 days to purchase 375,000 shares; and an aggregate of 2,000,000 shares of common stock which Mr. Ragano and his wife have the right to acquire upon conversion of 50,000 shares of Series A Convertible Preferred Stock and underlying common stock purchase warrants.

(8) Joseph K. Keegan is President of the Company. Included in the table are 5,000 shares held in the names of the minor children of Mr. Keegan, and options that have vested or will be vested within the next 60 days to purchase 1,275,000 shares of common stock.

(9) Basic Investments, Ltd., 2431 Mill Ave., Brooklyn, NY 11234. Included in the table are 18,601,200 shares owned and 3,500,000 shares which may be acquired pursuant to warrants owned by Basic Investments and/or Bernard Deutsch, an affiliate of Basic Investments.


Item 12.  Certain Relationships and Related Transactions.

In connection with the Company's private placement of shares of Series A Convertible Preferred Stock, Frank Ragano and his wife purchased 25,000 shares for $50,000 in August 1999. Subsequently, Mr. Ragano became a director of the Company. The purchase was made on the same terms as other investors in the offering.

In connection with the Company's private placement of shares of Series A Convertible Preferred Stock, a trust which benefits the children of Robert P. Gordon, an officer and director of the Company, purchased 50,000 shares for $100,000 in January 2000. The purchase was made on the same terms as other investors in the offering. Mr. Gordon disclaims any control over the trust or any beneficial ownership of the shares of Series A Convertible Preferred Stock purchased by the trust.

          On December 15, 1999, the Board Directors of the Company authorized the issuance of 9,500,000 shares of restricted common stock and a warrant to purchase 9,500,000 shares of restricted common stock for a period of five years at an exercise price of $.04 per share, to Robert P. Gordon, an officer and director of the Company, in cancellation of $380,000 in principal owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon.

          On November 19, 1999, the Board Directors of the Company authorized the issuance of 16,537,880 shares of restricted common stock and a warrant to purchase 16,537,880 shares of restricted common stock for a period of five years at an exercise price of $.04 per share, to Robert P. Gordon, an officer and director of the Company, in cancellation of $826,894 in principal and interest owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a)       List of Exhibits.

          Exhibit Number      Description

              3.6 Bylaws as restated April 22, 1999. (Incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form SB-2 (file no. 333-78077) filed on May 7, 1999).

              3.8 Articles of Incorporation, as amended on April 3, 2000, and currently in effect. (Filed herewith.)

              4.8 Form of Securities Purchase Agreement for private placement of Series A Convertible Preferred Stock which commenced in August 1999. (Filed herewith.)

              4.9 Form of Series A Common Stock Purchase Warrant issuable upon conversion of Series A Convertible Preferred Stock. (Filed herewith.)

              10.5 Revolving Credit Loan Agreement and Revolving Credit Master Note between the Company and Robert
                              P. Gordon, each dated April 23, 1998.
                              (Incorporated by referenced to Exhibit 10.5 to the Company's Form 10-QSB for the quarter ended March 31, 1998, filed on May 20, 1998.)

              10.9 Employment Agreement between the Company and Robert P. Gordon dated December 4, 1998. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998 and filed on March 31, 1999).

              10.12           Consulting Agreement between the Company and Paul
                              W. Henry dated April 9, 1998. (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 (file no. 333-78077) filed on May 7, 1999).

              10.16 TSIG.com Incentive Stock Plan dated December 17, 1999. (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-8 (file no. 333-32548) filed March 15, 2000).

              10.17 Employment Agreement between the Company and Joseph K. Keegan dated December 6, 1999. (Filed herewith.)

              10.18 Employment Agreement between the Company and Richard H. Wheeler dated December 6, 1999. (Filed herewith.)

              10.19 Employment Agreement between the Company and Warren H. Potenberg dated December 6, 1999. (Filed herewith.)

              10.20 Agreement to Serve as a Director between the Company and Frank Ragano dated September 29, 1999. (Filed herewith.)

              21.3 List of Subsidiaries of the Company. (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB for the year ended December 31, 1998, filed March 31, 1999).

              27              Financial Data Schedule. (Filed herewith.)


(b)       Reports on Form 8-K.

          No current reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELESERVICES INTERNET GROUP INC.


Dated: April 14, 2000             /s/ Robert P. Gordon
                                  ----------------------------------------------
                                  Robert P. Gordon Chairman, CEO and
                                  Interim Chief Financial and Accounting Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                          Title                 Date
         ----                          -----                 ----
/s/ Robert P. Gordon          Chairman, CEO and              April 14, 2000
--------------------          Director
Robert P. Gordon

/s/ Paul W. Henry             Secretary, Treasurer, and      April 14, 2000
--------------------          Director
Paul W. Henry

/s/ J.R. LeShufy              Director                       April 14, 2000
--------------------
J.R. LeShufy

/s/ Frank Ragano              Director                       April 14, 2000
--------------------
Frank Ragano

                                  EXHIBIT INDEX


Exhibit Number      Description
--------------      -----------
     3.6            Bylaws as restated  April 22, 1999.  (Incorporated  by reference to Exhibit 3.6 of the
                    Company's  Registration  Statement on Form SB-2 (file no.  333-78077)  filed on May 7,
                    1999).

     3.8            Articles  of  Incorporation,  as amended on April 3, 2000,  and  currently  in effect.
                    (Filed herewith.)

     4.8 Form of Securities Purchase Agreement for private placement of Series A Convertible Preferred Stock which commenced in August 1999. (Filed herewith.)

     4.9 Form of Series A Common Stock Purchase Warrant issuable upon conversion of Series A Convertible
                    Preferred Stock. (Filed herewith.)

     10.5           Revolving Credit Loan Agreement and Revolving
                    Credit Master Note between the Company and Robert
                    P. Gordon, each dated April 23, 1998. (Incorporated by referenced to Exhibit 10.5 to the Company's Form
                    10-QSB for the quarter ended March 31, 1998, filed on May 20, 1998.)

     10.9           Employment  Agreement  between  the Company  and Robert P.  Gordon  dated  December 4,
                    1998.  (Incorporated  by reference to Exhibit  10.9 of the  Company's  Form 10-KSB for
                    the fiscal year ended December 31, 1998 and filed on March 31, 1999).

     10.12          Consulting  Agreement  between  the  Company  and Paul W. Henry  dated  April 9, 1998.
                    (Incorporated  by reference to Exhibit 10.12 of the Company's  Registration  Statement
                    on Form SB-2 (file no. 333-78077) filed on May 7, 1999).

     10.16          TSIG.com  Incentive Stock Plan dated December 17, 1999.  (Incorporated by reference to
                    Exhibit  10.16  of  the  Company's  Registration  Statement  on  Form  S-8  (file  no.
                    333-32548) filed March 15, 2000).

     10.17          Employment  Agreement  between  the Company  and Joseph K.  Keegan  dated  December 6,
                    1999.  (Filed herewith.)

     10.18          Employment  Agreement  between the Company and Richard H.  Wheeler  dated  December 6,
                    1999.  (Filed herewith.)

     10.19          Employment  Agreement  between the Company and Warren H.  Potenberg  dated December 6,
                    1999.  (Filed herewith.)

     10.20          Agreement  to  Serve  as a  Director  between  the  Company  and  Frank  Ragano  dated
                    September 29, 1999.  (Filed herewith.)

     21.3           List of  Subsidiaries of the Company.  (Incorporated  by reference to Exhibit 10.10 of the  Company's  Form  10-KSB for the year ended  December  31,  1998,  filed March 31,
                    1999).

     27             Financial Data Schedule.  (Filed herewith.)