Form 10QSB
period 2000-03-31
TELESERVICES INTERNET GROUP INC
filed 2000-05-22
CIK 808713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2000

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from ____________ to ___________ Commission file number: 33-11059-A

                        TELESERVICES INTERNET GROUP INC.
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

                                 (727) 895-4410
                          ---------------------------
                          (issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 15, 2000, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 277,133,615 SHARES OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        TELESERVICES INTERNET GROUP INC.
                                     INDEX


PART  I.          FINANCIAL INFORMATION                                                         Page
                                                                                                ----
         Item 1.  Consolidated Financial Statements (unaudited)                                  F-1

                  Review Report of Independent Certified Public Accountant                       F-2

                  Consolidated Balance Sheets                                                    F-3

                  Consolidated Statements of Operations                                          F-4

                  Consolidated Statements of Cash Flows                                          F-5

                  Notes to Consolidated Financial Statements                                     F-6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            2

PART  II.         OTHER  INFORMATION                                                             4

SIGNATURE PAGE                                                                                   7

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                 March 31, 2000

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
TeleServices Internet Group Inc.
St. Petersburg, FL 33701


We have reviewed the accompanying balance sheet of TeleServices Internet Group Inc. as of March 31, 2000, and the related statements of operations and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TeleServices Internet Group, Inc.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




                                               Schumacher & Associates, Inc.
                                               Certified Public Accountants
                                               2525 Fifteenth Street, Suite 3H
                                               Denver, Colorado  80211


May 12, 2000

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                                           MARCH 31, 2000   DECEMBER 31, 1999
                                                                           --------------   -----------------
                                                    ASSETS
Current Assets:
     Cash                                                                   $     96,186      $     30,000
     Other current assets                                                        379,039            45,533
                                                                            ------------      ------------

         Total Current Assets                                               $    475,225      $     75,533


Equipment, net of accumulated depreciation                                       389,230           474,699

Other assets                                                                      36,948             4,255
                                                                            ------------      ------------

         Total Assets                                                       $    901,403      $    554,487
                                                                            ============      ============


                                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable and accrued expenses                                  $  2,519,986      $  3,261,427
     Loans payable, stockholder                                                       --           165,387
     Notes payable, current                                                      256,997           256,599
     Convertible debentures                                                           --           300,000
     Preferred stock subscription received                                        33,500           620,000
                                                                            ------------      ------------

         Total Current Liabilities                                          $  2,810,483      $  4,603,413

Long Term Liabilities:
     Notes payable                                                                16,182            17,352
                                                                            ------------      ------------

         Total Liabilities                                                  $  2,826,665      $  4,620,765
                                                                            ------------      ------------

Commitments and Contingencies (See Notes)

Stockholders' (deficit):
     Preferred stock, $2.00 stated value
         10,000,000 shares authorized, 1,250,000 issued and outstanding            1,250                --
     Common stock $.0001 par value,
         300,000,000 shares authorized,
         269,197,515 issued                                                       26,920            25,059
     Additional paid-in capital                                               49,713,307        42,555,647
     Treasury stock, 13,130 shares at cost                                      (125,000)         (125,000)
     Accumulated (deficit)                                                   (51,541,739)      (46,521,984)
                                                                            ------------      ------------

         Total Stockholders' (Deficit)                                        (1,925,262)       (4,066,278)
                                                                            ------------      ------------

         Total Liabilities and Stockholders' (Deficit)                      $    901,403      $    554,487
                                                                            ============      ============



    The accompanying notes are an integral part of the Financial Statements.

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31
                                  (Unaudited)


                                                    2000             1999
                                                    ----             ----

Total Revenues                                $      51,108      $     102,302
                                              -------------      -------------

Operating Expenses:

          Salaries and contract services            712,313            710,089
          Payroll taxes                              29,672             78,237
          Rent                                       90,908             39,385
          Telephone                                  71,221            138,186
          Travel and entertainment                   42,150             87,247
          Advertising and promotion                  39,170             17,367
          Depreciation and amortization              86,970             34,463
          Outside advisory services               3,257,536
          Other expenses                            757,793            378,311
                                              -------------      -------------

          Total operating expenses                5,087,733          1,483,286
                                              -------------      -------------

Net (loss) from continuing operations            (5,036,625)        (1,380,984)

Other income (expenses):
          Interest income                             4,812              1,846
          Interest (expense)                           (816)           (23,180)
          Gain on sale of assets                     12,875
                                              -------------      -------------

          Total other Income (expense)               16,871            (21,334)
                                              -------------      -------------

Net (loss) from continuing operations            (5,019,754)        (1,402,318)
                                              =============      =============

Discontinued Operations:
             Loss from operation of VSI                  --           (161,988)
             Gain on disposal of VSI                     --          4,541,689
                                              -------------      -------------

Net gain from discontinued operations                    --          4,379,701
                                              -------------      -------------

Net income (loss)                             $  (5,019,754)     $   2,977,383
                                              -------------      -------------

Per share results:
             From continuing operations               (.019)             (.020)
             From discontinued operations                                 .061

Net income (loss) per common share            $       (.019)     $        .042
                                              =============      =============

Weighted Average Shares Outstanding             259,890,335         71,546,748
                                              =============      =============

    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                     For the three    For the
                                                                                     months ended     year ended
                                                                                     March 31, 2000   December 31, 1999
                                                                                     --------------   -----------------
Cash flows from operating activities:
         Net (loss) from continuing operations                                       $ (5,019,754)     $(13,013,051)
         Adjustments to reconcile net (loss) to net cash (used in) operating activities:
              Net (gain) from sale of affiliated business                                      --          (325,323)
              Decrease (increase) in accounts receivable                                 (279,050)           71,347
              Decrease in inventory                                                         6,223                --
              (Increase) in prepaid assets                                                (35,680)               --
              Depreciation and amortization                                                86,970           234,009
              Increase (decrease) in accounts payable and accrued expenses               (741,441)        1,474,864
              (Increase) decrease in other assets                                         (27,693)           65,172
                                                                                     ------------      ------------

                  Net cash (used in) operating activities:                           $ (6,010,425)     $(11,492,982)
                                                                                     ------------      ------------

Cash flows from investing activities:
   (Acquisition) of equipment                                                              (1,500)         (341,615)
   Disposition of affiliate company                                                            --           706,309
                                                                                     ------------      ------------

                  Net cash provided by (used in) investing activities:                     (1,500)          364,694

Cash flows from financing activities:
   (Repayment of) leases payable                                                             (772)          (18,790)
   Cash proceeds from (repayment of) loans from stockholders                             (465,387)           34,292
   Issuance of common stock                                                               588,045           366,400
   Issuance of preferred stock                                                          1,880,000                --
   Preferred stock subscription received                                                   33,500           620,000
   Sale of convertible debentures                                                              --         2,902,000
   (Repayment of) notes payable                                                                --           (54,722)
                                                                                     ------------      ------------

                  Net cash provided by financing activities:                            2,035,826         3,849,180

(Decrease) in cash                                                                     (3,976,099)       (7,279,106)
Cash, beginning of period                                                                      --                --
Non-cash transactions                                                                   4,072,285         7,279,106
                                                                                     ------------      ------------

Cash, end of period                                                                  $     96,186      $         --
                                                                                     ============      ============


Schedule of non-cash operating, financing and investing activities:
   Net gain from discontinued operation                                                        --          (161,988)
   Net gain on disposal of discontinued operations                                             --            92,697
   Repayment of stockholder loan                                                               --        (1,000,000)
   Issuance of common stock                                                             1,471,884        11,825,397
   Conversion of debentures into common stock                                             300,000        (3,477,000)
   Exercise of warrants and options                                                     2,300,401                --
                                                                                     ------------      ------------
                  Increase in non-cash items                                            4,072,285      $  7,279,106
                                                                                     ============      ============

Interest paid                                                                        $        634      $    214,052
                                                                                     ============      ============
Income taxes paid                                                                    $         --      $         --
                                                                                     ============      ============



    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


(1)      Condensed Financial Statements:

         The financial statements included herein have been prepared by TeleServices Internet Group Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)      Basis of Presentation - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses since its inception and has a working capital deficit and a deficit in stockholders' equity. Management is attempting to raise additional capital. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)      Common Stock Issued

         During the three month period ended March 31, 2000, 18,614,360 shares of the Company's common stock were issued for consideration totaling $4,660,770 of which, $4,072,285 was non-cash consideration for services or for favorable debt conversion terms. Certain issuances were related to previously granted options and warrants.

(4)      Preferred Stock Issued

         Effective March 31, 2000 the Company issued 1,250,000 shares of Series A convertible preferred stock. Each share of preferred stock is convertible into 40 shares of restricted common stock and 40 warrants exercisable at $.20 per share, unless a registration statement does not become effective

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


(4)      Preferred Stock Issued (continued)

         within 120 days, then the exercise price will be reduced to $.15 per share. The preferred shares were issued at $2.00 per share. The preferred shareholders are entitled to receive an annual 10% cumulative dividend in cash or additional shares of common stock at the option of the Company. The Company, at its option, can require conversion if its common stock trades above $1.00 per share for ten consecutive days. The liquidation preference shall be the stated value of $2.00 per preferred share plus any accrued dividends. The market value for the Company's common stock on March 31, 2000 was $.3125. Since the conversion price is $.05, this results in a favorable conversion benefit of $.2625 per share, totaling $13,125,000. There is also a favorable exercise benefit of $.1125 per share, related to the exercise rights of the warrants resulting in a total of $5,625,000. The accounting for these favorable conversion and exercise benefits results in additions to paid in capital and charges to paid in capital resulting in no net effect to the financial statements but are herein disclosed for informational purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Total revenues from continuing operations for the three months ended March 31, 2000, were $51,108 compared to $102,302 in the same period last year, as the Company's primary focus was to complete its restructuring, acquisitions and financing. The Company reduced expenses considerably during the quarter, but as a result of non-cash expenses required by accounting rules, reported that operating expenses increased from $1,483,286 in the first quarter of 1999 to $5,087,733 in the first quarter of 2000, resulting in a net loss of $5,036,625 for the reporting period, compared to a net loss of $1,380,984 for the first three months of last year. It should be noted that most of the increase in operating expenses resulted from non-cash consideration from the exercise of stock options held by employees and consultants under the TSIG.com Incentive Stock Option Plan, because accounting rules require that the Company report as an expense the difference in value between the aggregate option exercise price and the market price on the date of exercise.

         Operating Plan

         The Company continues the aggressive restructuring that was announced in the Form 10-KSB for the year ended December 31, 1999. In March and April, 2000, the Company announced that it had entered into letters of intent to make three acquisitions: General Search.Com, Inc., an Internet portal and search engine; The Affinity Group LLC, an affinity marketing company, with 1999 revenues of approximately $22 million (unaudited) and pro-forma, pre-tax profits of $4 million (and projected 2000 revenues of $30 million, with profits targeted to reach $6 million); and American Teleswitch Corporation, a manufacturer and marketer of several telephony-based products in Europe and the Far East, with 1999 revenues of $3 million and pre-tax earnings of $400,000 (unaudited). To finance these acquisitions, and to take advantage of the anticipated synergies therefrom, the Company entered into a letter agreement with its investment bank to increase its private placement financing to up to $125 million (see below). Closing of these acquisitions is subject to final documentation, and there can be no assurances at this time that these acquisition will be successfully completed.

         Upon successful closing of these acquisitions, the Company plans to fully implement its myCard affinity marketing programs with national corporations, non-profits and other organizations. These customized affinity marketing programs are designed to acquire Internet customers at a very low cost, to provide recurring revenues to the Company and its partners, to help develop strong brand loyalty and awareness within target communities, and to drive customers to GeneralSearch.com and the other Web sites of the Company and its partners. The Company enhances its myCard programs by providing customer service and support with its Web-based call center and related services. The Company's Web sites at www.tsig.com and www.mymusiccard.com.

         Limited Working Capital; Financial Instability

         As of March 31, 2000, the Company had a negative stockholder's equity of $1,925,262 (an improvement of $2,141,016 from December 31, 1999), an accumulated deficit of $51,541,739, and a working capital deficit $1,909,080.

         Various factors affecting the Company's operations raise doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company requires additional financing. On February 29, 2000, the Company announced that it had entered into a letter agreement engaging a prominent New York based investment banking firm as its exclusive agent for a private placement financing of up to $40 million, and on April 26, 2000, the letter agreement was amended to provide for a financing of up to $125 million. However, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings:

         There have been no material developments in any of the legal proceeds described in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

ITEM 2.       Changes in Securities:

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


ITEM 5.  Other Information:  None.


ITEM 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         Exhibit No.       Description


              3.6 Bylaws as restated April 22, 1999. (Incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form SB-2 (file no. 333-78077) filed on May 7, 1999).

              3.8 Articles of Incorporation, as amended on April 3, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

              4.8 Form of Securities Purchase Agreement for private placement of Series A Convertible Preferred Stock which commenced in August 1999. (Incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

              4.9 Form of Series A Common Stock Purchase Warrant issuable conversion of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

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

              10.17         Employment Agreement between the Company and Joseph
                            K. Keegan dated December 6, 1999. (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

              10.18         Employment Agreement between the Company and Richard
                            H. Wheeler dated December 6, 1999. (Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

              10.19         Employment Agreement between the Company and Warren
                            H. Potenberg dated December 6, 1999. (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

              10.20 Agreement to Serve as a Director between the Company and Frank Ragano dated September 29, 1999. (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

              27            Financial Data Schedule. (Filed herewith.)


(b)      Reports on Form 8-K.

         On March 16, 2000, the Company filed a current report on Form 8-K to provide as exhibits 1) a copy of a press release dated February 29, 2000, announcing a proposed private equity line of credit financing, and 2) a copy of the notice sent to shareholders in connection with the Special Shareholders' Meeting held on March 27, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TELESERVICES INTERNET GROUP INC.


Dated:  May 19, 2000                         /s/ Robert P. Gordon
                                             -----------------------------------
                                             Robert P. Gordon, Chairman and
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

              3.8           Articles of Incorporation, as amended on April 3,
                            2000, and currently in effect. (Incorporated by reference to Exhibit 3.8 of the Company's Annual
                            Report on Form 10-KSB for the year ended December
                            31, 1999.)

              4.8 Form of Securities Purchase Agreement for private placement of Series A Convertible Preferred Stock which commenced in August 1999. (Incorporated by reference to Exhibit 4.8 of the Company's Annual
                            Report on Form 10-KSB for the year ended December
                            31, 1999.)

              4.9 Form of Series A Common Stock Purchase Warrant issuable conversion of Series A Convertible
                            Preferred Stock. (Incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form
                            10-KSB for the year ended December 31, 1999.)

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

              10.17         Employment Agreement between the Company and Joseph
                            K. Keegan dated December 6, 1999. (Incorporated by reference to Exhibit 10.17 of the Company's Annual
                            Report on Form 10-KSB for the year ended December
                            31, 1999.)

              10.18         Employment Agreement between the Company and Richard
                            H. Wheeler dated December 6, 1999. (Incorporated by reference to Exhibit 10.18 of the Company's Annual
                            Report on Form 10-KSB for the year ended December
                            31, 1999.)

              10.19         Employment Agreement between the Company and Warren
                            H. Potenberg dated December 6, 1999. (Incorporated by reference to Exhibit 10.19 of the Company's
                            Annual Report on Form 10-KSB for the year ended
                            December 31, 1999.)

              10.20 Agreement to Serve as a Director between the Company and Frank Ragano dated September 29, 1999.
                            (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

              27            Financial Data Schedule. (Filed herewith.)