Form 10QSB
period 2000-06-30
TELESERVICES INTERNET GROUP INC
filed 2000-08-16
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2000, of the issuer's Common Stock, $.0001 par value, there were 31,003,515 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        TELESERVICES INTERNET GROUP INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
     Item 1.  Consolidated Financial Statements (unaudited)                 F-1

              Consolidated Balance Sheets                                   F-2

              Consolidated Statements of Operations                         F-3

              Consolidated Statement of Stockholders' Deficit               F-4

              Consolidated Statements of Cash Flows                         F-5

              Notes to Consolidated Financial Statements                    F-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           2

PART II. OTHER INFORMATION                                                  5

SIGNATURE PAGE                                                              8

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  June 30, 2000

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                       June 30,        December 31,
                                                                         2000              1999
                                                                     (unaudited)         (audited)
                                                                     ------------      ------------
ASSETS
Current Assets:
    Cash                                                             $     11,501      $         --
    Cash, restricted                                                       30,000            30,000
    Other current assets                                                  122,787            45,533
                                                                     ------------      ------------

        Total Current Assets                                         $    164,288      $     75,533

Officer loan receivable, net                                              161,138                --
Equipment, net of accumulated depreciation                                307,566           474,699
Other assets                                                                6,948             4,255
                                                                     ------------      ------------

            Total Assets                                             $    639,940      $    554,487
                                                                     ============      ============


LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
    Accounts payable and accrued expenses                            $  3,406,222      $  3,261,427
    Loans payable, stockholder                                                 --           165,387
    Loans payable, related party                                          705,348                --
    Notes payable, current portion                                        241,563           256,599
    Convertible debentures                                                     --           300,000
    Preferred stock subscription received                                      --           620,000
                                                                     ------------      ------------

            Total Current Liabilities                                $  4,353,133      $  4,603,413

Long-term liabilities
    Notes payable, less current portion                                    15,684            17,352
                                                                     ------------      ------------

            Total Liabilities                                        $  4,368,817      $  4,620,765
                                                                     ------------      ------------

Stockholders' deficit:
    Preferred stock, $2.00 stated value
         10,000,000 shares authorized,
           1,250,000 issued and outstanding                                 1,250               --
    Common stock, $.0001 par value
         300,000,000 shares authorized,
         28,163,415 and 25,058,316 shares issued and outstanding            2,816             2,506
    Additional paid-in capital                                         54,615,072        42,578,200
    Treasury stock, 13,130 shares at cost                                (125,000)         (125,000)
    Accumulated deficit                                               (58,223,015)      (46,521,984)
                                                                     ------------      ------------

        Total Stockholders' deficit                                    (3,728,877)       (4,066,278)
                                                                     ------------      ------------

        Total Liabilities and Stockholders' deficit                  $    639,940      $    554,487
                                                                     ============      ============

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                      Three Months Ended June 30           Six Months Ended June 30
                                                        2000              1999              2000              1999
                                                    ------------      ------------      ------------      ------------
Total Revenues                                      $     56,125      $    164,910      $    107,233      $    267,211
                                                    ------------      ------------      ------------      ------------

Operating Expenses
    Salaries & contract services                         499,696           744,746         1,128,910         1,454,835
    Payroll taxes and benefits                            45,860           118,063            88,917           196,300
    Rent                                                  95,446            83,903           182,257           123,288
    Telephone                                             61,153           102,842           132,374           241,028
    Travel and entertainment                              52,093            82,249            93,489           169,496
    Advertising and promotion                              1,365            39,476            40,536            56,843
    Depreciation and amortization                         86,118            55,439           173,088            89,902
    Outside advisory services                          4,485,438                --         7,853,199
    Other expenses                                     1,314,007           474,851         2,036,143           853,162
                                                    ------------      ------------      ------------      ------------

Total Operating Expenses                               6,641,176         1,701,569        11,728,913         3,184,854
                                                    ------------      ------------      ------------      ------------

Net (loss)  from operations                           (6,585,051)       (1,536,659)      (11,621,680)       (2,917,643)

Other income (expenses)
    Interest income                                       20,689               818            25,502             2,664
    Interest (expense)                                  (116,915)          (37,008)         (117,731)          (60,188)
    Gain on sale of assets                                    --                --            12,875                --
                                                    ------------      ------------      ------------      ------------

    Total Other Income (Expense)                         (96,226)          (36,190)          (79,354)          (57,524)
                                                    ------------      ------------      ------------      ------------

Net (loss) from continuing operations                 (6,681,277)       (1,572,849)      (11,701,034)       (2,975,167)
                                                    ------------      ------------      ------------      ------------

Discontinued operations:
    Loss from operations of VSI                               --                --                --          (161,988)
    Gain on liquidation of subsidiary                         --                --                --         4,541,689
                                                    ------------      ------------      ------------      ------------

Total gain from discontinued operations                       --                --                --         4,379,701
                                                    ------------      ------------      ------------      ------------

Net income (loss)                                     (6,681,277)       (1,572,849)      (11,701,034)        1,404,534

Preferred Stock dividends                                (62,334)               --       (18,812,334)               --
                                                    ------------      ------------      ------------      ------------

   Net income (loss) applicable to Common Stock     $ (6,743,611)     $ (1,572,849)     $(30,513,368)     $  1,404,534
                                                    ============      ============      ============      ============

Basic and diluted loss per common share:
    Continuing operations                                 (0.243)           (0.178)           (1.134)           (0.372)
    From discontinued operations                              --                --                --             0.547

Net income (loss) per common share:                 $     (0.243)     $     (0.178)     $     (1.134)     $      0.175
                                                    ============      ============      ============      ============

Weighted Average
    Shares Outstanding                                27,753,817         8,856,333        26,911,736         8,005,504
                                                    ============      ============      ============      ============

               TELESERVICES INTERNET GROUP, INC. AND SUBSIDIARIES
          Consolidated Statement of Changes in Stockholders' (Deficit)
                  From December 31, 1999 through June 30, 2000



                                           Common            Preferred          Additional
                                           Stock              Stock               Paid-in    Accumulated    Treasury
                                           Shares    Amount   Shares    Amount    Capital      Deficit        Stock        Total
                                         ----------  ------  ---------  ------  -----------  ------------   ---------   -----------
Balance, December 31, 1999               25,058,316  $2,506             $       $42,578,200  $(46,521,984)  $(125,000)  $(4,066,278)
Conversion of debt to common stock          620,120      62         --      --      299,938            --          --       300,000
Issuance of common stock in
  settlements                               205,392      20         --      --      390,614            --          --       390,634
Repricing of stock options                       --      --         --      --    2,518,548            --          --     2,518,548
Exercise of options for services            290,000      29         --      --      863,000            --          --       863,029
Exercise of options for cash                745,924      75         --      --      588,485            --          --       588,560
Issuance of Preferred Stock                      --      --  1,250,000   1,250    2,498,750            --          --     2,500,000
Net loss quarter ended March 31, 2000            --      --         --      --           --    (5,019,754)         --    (5,019,754)
                                         ----------  ------  ---------  ------  -----------  ------------   ---------   -----------
Balance, March 31, 2000                  26,919,752   2,692  1,250,000   1,250   49,737,535   (51,541,738)   (125,000)   (1,925,261)
                                         ----------  ------  ---------  ------  -----------  ------------   ---------   -----------
Repricing of stock options                       --      --         --      --    2,960,000            --          --     2,960,000
Exercise of options                         800,000      80         --      --      399,920            --          --       400,000
Adjustment to reconcile with
  transfer agent                             (6,337)     (1)        --      --            1            --          --            --
Issuance of common stock in settlement      450,000      45         --      --    1,079,950            --          --     1,079,995
Issuance of options for services                 --      --         --      --      500,000            --          --       500,000
Accrued preferred stock dividends                --      --         --      --      (62,334)           --          --       (62,334)
Net loss quarter ended June 30, 2000             --      --         --      --           --    (6,681,277)         --    (6,681,277)
                                         ----------  ------  ---------  ------  -----------  ------------   ---------   -----------
Balance, June 30, 2000                   28,163,415  $2,816  1,250,000  $1,250  $54,615,072  $(58,223,015)  $(125,000)  $(3,728,877)
                                         ----------  ------  ---------  ------  -----------  ------------   ---------   -----------

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                                Six Months        Six Months
                                                                              Ended June 30      Ended June 30

                                                                                  2000               1999
                                                                              -------------      -------------
Cash flows from operating activities:

Net loss                                                                       $(11,701,034)     $ (2,975,167)
Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
         Services paid through issuance of common stock and options               8,687,281                --
         Net gain from sale of affiliated business                                       --          (325,323)
         Depreciation and amortization                                              173,088            89,902
         Changes in current assets and liabilities:
              Decrease (increase) in accounts receivable                             (2,877)            8,442
              Decrease (increase) in prepaid marketing expense                           --          (809,065)
              (Increase) decrease in other assets                                   (77,070)           58,261
              (Increase) decrease in accounts payable and accrued expenses           87,013           876,247
                                                                               ------------      ------------

            Net cash (used in) operating activities:                             (2,833,599)       (3,076,703)
                                                                               ------------      ------------

Cash flows from investing activities:
         Acquisition disposal of equipment                                           (5,156)         (221,285)
         (Acquisition) disposal of new business                                          --           706,309
         Net advances to officer                                                   (161,138)               --
                                                                               ------------      ------------

            Net cash (used in) investing activities:                               (166,294)          485,024
                                                                               ------------      ------------

Cash flows from financing activities:
         Repayment of loans payable                                                 (16,704)          (18,790)
         Cash proceeds from (repayment of)
             loans from stockholders                                               (165,387)          320,484
         Cash proceeds from related party note payable                              700,000                --
         Issuance of common stock                                                   623,475           166,400
         Issuance of preferred stock                                              1,870,010                --
         Sale of convertible debentures                                                  --         2,064,000
         Repayment of notes payable                                                      --          (102,110)
         (Increase) decrease in cash collateral                                          --            50,000
                                                                               ------------      ------------

            Net cash provided by financing activities:                            3,011,394         2,479,984
                                                                               ------------      ------------

Increase (decrease) in cash                                                          11,501          (111,695)
Cash, beginning of period                                                                --                --
Non-cash transactions                                                                    --           111,695
                                                                               ------------      ------------

Cash, end of period                                                            $     11,501      $         --
                                                                               ============      ============

Schedule of non-cash operating, financing and investing activities:
     Net gain from discontinued operation                                                --          (161,988)
     Net gain on disposal of discontinued operations                                     --          (141,649)
     Repayment of stockholder loan                                                       --        (1,000,000)
     Issuance of common stock                                                            --         3,690,404
     Stock subscription received                                                    620,000          (488,000)
     Conversion of debentures into common stock                                     300,000        (1,787,072)
                                                                               ------------      ------------
            Increase in non-cash items                                              920,000           111,695
                                                                               ============      ============

Interest paid                                                                  $     19,819      $     60,188
                                                                               ============      ============
Income taxes paid                                                              $         --      $         --
                                                                               ============      ============

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

(2) Basis of Presentation - Going Concern

The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has sustained recurring operating losses since its inception and has a working capital deficit of $4,188,845 and a stockholder deficit of $3,728,877 as of June 30, 2000 and has not begun to generate any significant revenues from its Internet business. The Company is materially delinquent on payments to various creditor obligations including the Internal Revenue Service. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management is attempting to expand its operation through the potential acquisition of three companies through a stock exchange (see Note 5) which management believes will be synergistic with its existing Internet business. The Company has continued to raise capital through the issuance of preferred stock on March 31, 2000 and the issuance of common stock and borrowings under promissory notes during the three months ended June 30, 2000. Management is attempting to raise additional capital and has engaged an investment-banking firm to assist with its acquisitions and capital formation.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(3) Net Income (Loss) Per Common Share

Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for potential common shares. Potential common shares were not included for the three or six months ended June 30, 2000 since their effects are antidilutive under the treasury stock method for options and warrants and if-converted method for convertible preferred stock. Potential common shares consist of options and common stock warrants and shares of convertible preferred stock.

(4) Payroll Tax Liability

Visitors Services, Inc. ("VSI"), a formerly wholly owned subsidiary filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division on March 5, 1999. Creditors of VSI, including the Internal Revenue Service, may assert a claim against the Company. A contingency exists with respect to these matters, including final determination if the transactions between the Company and VSI are legitimate transactions allowable by Federal Bankruptcy Code or if they are determined to be in violation of preference of creditor statutes, rules and regulations. A provision of $475,000 was accrued by the Company as of December 31, 1999 for the trust fund portion of the federal payroll tax withholding owed by TSI. In June 2000, the Company accrued an additional $130,588 related to additional penalties and interest pursuant to a recent statement of account from the Internal Revenue Service. As of June 30, 2000, the Company had accrued $605,588 related to this contingent liability. The Company has also accrued $571,992 in federal payroll taxes due and unpaid for 1999 and the fourth quarter of 1998. Management is in frequent contact with the Internal Revenue Service and intends to use proceeds from capital raised subsequent to its planned acquisitions to pay these obligations.

(5) Common Stock and Options Issued

On January 3, 2000, the Company converted $300,000 in previously issued debt to 620,120 shares of common stock at the previously agreed upon conversion price equal to 70% the average bid price immediately preceding the date of conversion or $.484 per share.

In January 2000, the Company charged operations for $390,634 related to the issuance of 620,120 shares of common stock in settlement of several disputes with former consultants to the Company. The shares issued were valued at on the market price of the stock on the date of issuance.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(5) Common Stock and Options Issued (continued)

During the three months ended March 31, 2000 the Company recorded a $2,518,548 charge to operations related to the repricing of previously granted options to purchase 835,925 shares of common stock that were then immediately exercised. The charge to operations was determined by comparing the repriced exercise price with the market price of the Company's common stock on the date of repricing. These options were held by current and former consultants to the Company.

During the three months ended March 31, 2000, the Company received services valued at $863,029 in exchange for the exercise of previously granted options to purchase 290,000 shares of common stock. All of these options had been repriced immediately prior to exercise.

During the three months ended March 31, 2000, the Company received cash of $588,560 in exchange for the exercise of previously granted options to purchase 745,924 shares of common stock. All of these options had been repriced immediately prior to exercise.

In April 2000, the Company received cash of $325,000 and services valued at $75,000 for payment of the exercise price of previously granted options to purchase 800,000 share of common stock. The exercise price of the options was decreased from $1.00 to $.50 per share as a result of the Company not filing a registration statement pursuant to a consulting agreement. As a result, the Company recorded a $2,960,000 charge to operations for the difference between the market price of $4.20 per share and the exercise price of $.50 per share.

In April 2000, the Company also issued 450,000 shares of common stock in June 2000 pursuant to a settlement agreement with a consultant. The Company recorded a $1,079,995 charge to operations resulting from this settlement. The agreement requires the Company to issue 191,868 shares of common stock on August 31, 2000 and each month end thereafter, if the company does not file a registration statement covering shares the consultant owns.

On May 15, 2000, the Company granted options to an officer/director to purchase 450,000 shares of the Company's common stock with an exercise price at market, or $1.40 per share. Options covering 50,000 shares vest on July 1, 2000 and the balance of the options vest at the rate of 50,000 shares per quarter. The options expire on May 14, 2005.

On May 24, 2000, the Company granted options to purchase 140,000 share of common stock with an exercised price of $1.00 per share. The value of the options was not material and not recorded by the Company.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(5) Common Stock and Options Issued (continued)

During the three month period ended June 30, 2000, the Company issued options to purchase 1,000,000 shares of common stock with an exercise price of $1.00 to the Company's law firm for professional services. The options were valued at $500,000 and charged to operations in June 2000 in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation." The Company accelerated and immediately vested previously granted options to acquire 180,000 shares of common stock held by the law firm. The Company also accelerated and immediately vested previously granted options to purchase 1,000,000 share of common stock held by it's Chairman/CEO.

(6) Reverse Stock Split

On June 23, 2000, the Company effected a one-for-ten reverse stock split of its common stock. All references to common stock have been retroactively adjusted to give effect to this reverse stock split.

(7) Preferred Stock Issued

Effective March 31, 2000 the Company issued 1,250,000 shares of Series A convertible preferred stock and received net proceeds of $2,500,000, or $2.00 per share. Each share of preferred stock is convertible into 4 shares of restricted common stock and 4 warrants exercisable at $2.00 per share, unless a registration statement does not become effective within 120 days, then the exercise price will be reduced to $1.50 per share. The preferred shareholders are entitled to receive an annual 10% cumulative dividend in cash or additional shares of common stock at the option of the Company. The Company, at its option, can require conversion if its common stock trades above $1.00 per share for ten consecutive days. The liquidation preference shall be the stated value of $2.00 per preferred share plus any accrued dividends. The market value for the Company's common stock on March 31, 2000 was $3.125. Since the conversion price is $.50, this results in a favorable conversion benefit of $2.625 per share, totaling $13,125,000. There is also a favorable exercise benefit of $1.125 per share, related to the exercise rights of the warrants resulting in a total of $5,625,000. The accounting for these favorable conversion and exercise benefits results in additions to paid in capital and charges to preferred stock dividends totaling $18,750,000.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(8) Proposed Business Combinations

The Company has entered into three business combination agreements, all of which are subject to various contingencies including variable stock issuances depending on the trading price of the Company's stock. The entities involved in the proposed business combinations are in the process of completing their due diligence reviews. There can be no assurance that any or all of the proposed transactions will be completed because of the various contingencies. Completion of the transactions could result in a change in control of the Company. As of June 30, 2000, the Company has borrowed $700,000 from one of the proposed business combination entities. Subsequent to the end of the quarter, the Company borrowed additional amounts totaling $550,000 from this entity. The notes bear interest at 8% per annum payable in arrears at maturity and bear a default interest rate of 18% if not paid in full when due. The notes are uncollateralized and are due 120 days from the date of the various loans. The loan proceeds were received on various dates between May 11 and July 21, 2000. In addition, the Company's Chairman/CEO was advanced $505,000 in personal loans from this entity, which are collateralized by certain personally owned stock of the Company.

(9) Proposed Financing

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

(10) Officer Loans Receivable

During the six month period ended June 30, 2000 the Company loaned $423,754 to its Chairman/CEO. The loans bear interest at 11% per annum, are uncollateralized and due on demand. As of June 30, 2000 the Company owed the Chairman/CEO accrued salaries totaling $262,500. For financial statement reporting purposes these two items were offset resulting in a net receivable of $161,254 as of June 30, 2000.

(11) Litigation

On October 15, 1999, Clarity Consulting, Inc. ("Clarity"), filed an amended complaint in the Circuit Court of Cook County, Illinois, adding the Company as a defendant in their suit to recover monies that they originally alleged were owed by Visitors Services International Corp. ("VSI"). The complaint alleges that on June 24, 1997, Clarity and the defendants entered into an agreement for consulting services, that consulting services were provided between October 1996 and August 1997, and that the defendants promised to pay for the consulting services and failed to do so. Clarity seeks a judgment against the defendants in the amount of $552,635, plus service charges at the rate of one and one-half percent per month, plus such other relief as the court may deem equitable and just, as well as attorneys fees and court costs. On March 13, 2000, the Company filed a Motion to Quash Service For Lack of Personal Jurisdiction on the basis that Illinois does not have proper jurisdiction over the Company in this dispute. On July 7, 2000, the Court granted the Company's Motion.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(11) Litigation (continued)

On June 17, 1999, the Company and Robert P. Gordon, individually and as an officer of the Company, were named as defendants, among others, in an amended complaint field by Miles and Rosalie Lerman in United States District Court for the District of New Jersey. The Lerman's claim that their broker-dealers (also named as defendants) made unauthorized transactions in their accounts in "high risk penny stocks," including the common stock of the Company, that resulted in losses in excess of $2,000,000. The complaint seeks recovery of actual and consequential damages, costs and attorneys' fees, and other forms of equitable relief from all defendants. The Company and Mr. Gordon have filed a motion to dismiss, which is pending.

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

(12) Subsequent Events

On July 14, 2000, the Company's board of directors adopted the TSIG.com 2000 Incentive Stock Plan, a non-qualified plan, that terminates on July 13, 2005. The Plan provides for the grant of options or shares of common stock not to exceed 9,500,000 shares to employees, directors, officers, consultants or advisors of the Company. The terms of options granted are determined by the board of directors (or a committee thereof) at the date of grant.

On July 31, 2000 the Company issued 900,000 unrestricted free trading common shares to a consultant for services to be rendered for the one year period which commenced August 1, 2000, pursuant to an agreement dated July 26, 2000. The closing market price for the Company's common stock on July 25, 2000 was $1.50 per share, which results in stock for service compensation of $1,350,000. Subsequent financial statements will include an expense provision of $1,350,000 related to this matter.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(12) Subsequent Events (continued)

On July 31, 2000 the Company granted five year non-plan options at $1.20 per share (approximately 120% of the market price on the date of grant) to acquire 4,000,000 shares of the Company's common stock to its Chairman/CEO. These options vest as follows:

         2,000,000 immediately
         1,600,000 upon the closing of one of the proposed business combinations
           200,000 upon the closing of one of the proposed business combinations 200,000 upon the closing of one of the proposed business combinations

On July 31, 2000 the Company granted non plan options to its four directors for 300,000 shares each, exercisable and vested quarterly over a three year period at $1.20 per share (approximately 120% of the market price on the date of grant). To earn the options the director must remain a director on the vesting dates.

On July 31, 2000 the Company issued 1,000,000 shares of its common stock to its Chairman/CEO, related to the exercise of a previously granted option at $.70 per share. The Company's Board of Directors approved this option exercise without payment and directed the Company to record the $700,000 as a receivable in the Company's financial statements.

On July 31, 2000, the Company entered into an agreement with a consultant for business development services in Asian markets, including China. Pursuant to the agreement, the Company issued 500,000 registered shares as advanced payment-in-full for all services to be rendered valued at $500,000 or $1.00 per share, the approximate market price, and granted the consultant an option under the TSIG.com 2000 Stock Plan to acquire 3,500,000 shares of common stock, of which 1,750,000 are deemed fully vested, and the remaining options, totaling 1,750,000, shall vest upon achievement of goals and performance of milestones to be mutually agreed upon. The options are exercisable for one year at an exercise price of $1.00 per share, the approximate market price. The Company recorded a charge to operations in July 2000 of $2,374,000 related to the value of common stock issued and options granted. The Company will account for the unvested options using variable plan accounting which results in a revaluation of these options at each period end through the date of vesting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Total revenues from continuing operations for the three months ended June 30, 2000, were $56,125, versus $164,910 for the second quarter of 1999, as the Company continued to focus on its restructuring, acquisitions and financing. While cash operating expenses decreased in almost every major category, the reported total operating expenses for the second quarter increased from $1,701,569 to $6,641,176. This difference is due to the recording of non-cash expenses resulting from the issuance of shares and the grant of stock options, to consultants and advisors, based on the market value of the shares at the time of issuance. The cost of salaries and contract services declined from $744,746 to $499,696, and cost decreases were also recorded for telephone, travel and entertainment, as well as advertising and promotion.

         Similarly, for the six months ended June 30, 2000, revenues were $107,233, versus $267,211 for the same period in 1999. Again, while cash operating expenses decreased in almost every major category, the reported total operating expenses increased from $3,184,854 for the first six months of 1999 to $11,728,913 for the first half of 2000. This difference is due to the recording of non-cash expenses resulting from the issuance of shares and the grant of stock options, to employees, consultants and advisors, based on the market value of the shares at the time of issuance.

         Operating Plan

         The Company continues to implement the aggressive restructuring that was announced in the Form 10-KSB for the year ended December 31, 1999 and the Form 10-QSB for the quarter ended March 31, 2000. In June, 2000, the Company announced that it had entered into definitive agreements to acquire three companies: General Search.Com, Inc., an Internet portal and search engine; The Affinity Group LLC, an affinity marketing company; and Reliant Interactive Media Corporation, a direct marketing company that drives retail sales via television and the Internet. To finance these acquisitions, and to take advantage of the anticipated synergies therefrom, the Company entered into a letter agreement with its investment bank to increase its private placement financing to up to $125 million (see below). Closing of these acquisitions is subject to final documentation, and there can be no assurances at this time that these acquisitions will be successfully completed.

         Upon successful closing of these acquisitions, the Company plans to fully implement its myCard affinity marketing programs with national corporations, non-profits and other organizations. These customized affinity marketing programs are designed to acquire Internet customers at very low cost, to provide recurring revenues to the Company and its partners, to help develop strong brand loyalty and awareness within target communities, and to drive customers to GeneralSearch.com and other Web sites of the Company and its partners. The Company enhances its myCard programs by providing customer service and support with its Web-based call center and related services, an operation that will be strengthened through the acquisition of The Affinity Group LLC.
The Company's Web sites are at www.tsig.com and www.mymusiccard.com.

         Liquidity and Capital Resources

Net cash used for continuing operating activities for the six months ended June 30, 2000 was $2,833,599. Net cash used for investing activities for the first two quarters ended June 30, 2000 was $166,294, of which $161,138 related to advances to the Company's Chairman/CEO net of accrued but unpaid salary. Net cash provided by financing activities for the six months ended June 30, 2000 was $3,011,394. Of this amount, $1,870,000 was received from the sale of $2,500,000 in preferred stock with a 10% dividend rate, the balance of which was received prior to December 31, 1999. Additionally, the Company received $623,475 from the issuance of common stock and $700,000 from borrowings under notes payable to GeneralSearch.Com. The Company also used $165,387 for the repayment of loans to stockholders during the six months ended June 30, 2000.

         Limited Working Capital; Financial Instability

         As of June 30, 2000, the Company had a total stockholder deficit of $3,728,877, an accumulated deficit of $58,223,015, and a working capital deficit $4,188,845. To finance its operations, the Company has relied in part on loans from GeneralSearch.Com, one of the companies that the Company has entered into a definitive agreement to acquire. Such loans totaled $700,000 for the quarter ended June 30, 2000, and since then, the Company has borrowed an additional $555,000. All of the loans are uncollateralized and are due 120 days from the various loan dates. The notes bear interest at 8% per annum, payable in arrears at maturity, and bear a default interest rate of 18% if not paid in full when due. If and when the business combination of the Company with GeneralSearch.com is successfully completed, the notes would become intercompany loans and therefore not reflected in the consolidated financial statements of the combined companies. The Company can give no assurance that the business combination with GeneralSearch.Com will be completed.

         The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has sustained recurring operating losses since its inception and has a working capital deficit of $4,188,845 and a stockholder deficit of $3,728,877 as of June 30, 2000 and has not begun to generate any significant revenues from its Internet business. The Company is materially delinquent on payments to various creditor obligations including the Internal Revenue Service. There can be no assurance that the Company will be able to achieve material revenues or profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         Management is planning on expanding its operations through the potential acquisition of three companies through a stock exchange which management believes will be synergistic with its existing Internet business. The Company has continued to raise capital through the issuance of common stock and borrowings under promissory notes during the three months ended June 30, 2000 and the sale of preferred stock on March 31, 2000. However, the Company requires additional financing. On February 29, 2000, the Company announced that it had entered into a letter agreement engaging a prominent New York based investment banking firm as its exclusive agent for a private placement financing of up to $40 million, and on April 26, 2000, the letter agreement was amended to provide for a financing of up to $125 million. However, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

         Visitors Services, Inc. ("VSI"), a formerly wholly owned subsidiary filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division on March 5, 1999. Creditors of VSI, including the Internal Revenue Service, may assert a claim against the Company. A contingency exists with respect to these matters, including final determination if the transactions between the Company and VSI are legitimate transactions allowable by Federal Bankruptcy Code or if they are determined to be in violation of preference of creditor statutes, rules and regulations. A provision of $475,000 was accrued by the Company as of December 31, 1999 for the trust fund portion of the federal payroll tax withholding owed by TSI. In June 2000, the Company accrued an additional $130,588 related to additional penalties and interest pursuant to a recent statement of account from the Internal Revenue Service. As of June 30, 2000, the Company had accrued $605,588 related to this contingent liability. The Company has also accrued $571,992 in federal payroll taxes due and unpaid for 1999 and the fourth quarter of 1998. Management is in frequent contact with the Internal Revenue Service and intends to use proceeds from capital raised subsequent to its planned acquisitions to pay these obligations.

         As described in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, in Note 11 to the consolidated financial statements for the period ended June 30, 2000 and in Part II, Item 1 of this quarterly report on Form 10-QSB, the Company is a defendant in several pending litigation matters. The Company can give no assurance that the outcome of any of these litigation maters will be favorable to the Company.

         The financial statements include all adjustments which in the opinion of and to the best of management's knowledge are necessary to make the financial statements not misleading.

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors, or regulatory authorities, (iii) statements of future economic performance, (iv) statements about plans of the Company or its management or Board of Directors to raise capital to fund the Company's business operations and its acquisitions, and (v) statements of assumptions underlying other statements and statements about the Company or its business. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings:

     There have been no material developments in any of the legal proceedings described in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, except as follows:

     As previously reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, on October 15, 1999, Clarity Consulting, Inc. ("Clarity"), filed an amended complaint in the Circuit Court of Cook County, Illinois, adding the Company as a defendant in their suit to recover monies that they originally alleged were owed by Visitors Services International Corp. ("VSI"). On March 13, 2000, the Company filed a Motion to Quash Service For Lack of Personal Jurisdiction on the basis that Illinois does not have proper jurisdiction over the Company in this dispute. On July 7, 2000, the Court granted the Company's Motion.

ITEM 2. Changes in Securities:

A. At the close of business on June 23, 2000, the Company effected a combination (also known as a "reverse-split") of its outstanding, but not authorized common stock on a 10-for-1 basis. The par value remained $.0001 per share, fractional shares created as a result of the combination were rounded to the nearest whole share, and all options, warrants, convertible preferred stock, and any other convertible securities that are convertible into common stock that are outstanding on the date of the combination were adjusted on the same basis. All references to common stock have been retroactively adjusted in the Company's financial statements to give effect to the reverse split. The reverse split had been approved by the Company's shareholders at a Special Shareholders' Meeting held on March 27, 2000.

B. During the quarter ended June 30, 2000, the Board Directors of the Company authorized the issuance of 450,000 shares of restricted common stock to Basic Investments, Ltd. in settlement of a threatened legal claim against the Company made with respect to registration rights. As part of the settlement, the Company agreed to file by August 31, 2000, a registration statement to register for resale by Basic Investments, Ltd. all shares of common stock owned by, and all shares underlying warrants owned by Basic Investments, Ltd. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities: None.

ITEM 4. Submissions of Matters to a Vote of Security Holders: None.

ITEM 5. Other Information:

A. On May 15, 2000 the Company entered into a new consulting agreement with Paul
W. Henry to continue to serve as the Corporate Secretary and Treasurer until December 31, 2002. The agreement provides for an annual salary of $150,000, increasing to $180,000 per year after October 31, 2000. Pursuant to the agreement, Mr. Henry was granted an option to acquire 450,000 (post-split) shares of common stock, the first 50,000 vested on July 1, 2000, and the balance vests at the rate of 50,000 per quarter. The option is exercisable for five years at an exercise price of $1.40 per share (which was the approximate market value of the Company's common stock on the date of grant).

B. On May 25, 2000, the Board of Directors authorized the accelerated vesting of 1,000,000 (post-split) options previously granted to Robert P. Gordon under the TSIG.com Incentive Stock Plan. On July 10, 2000, the Company filed a Post Effective Amendment No. 1 to Form S-8 (File No. 333-32548) to include a reoffer prospectus pursuant to which Mr. Gordon may sell the shares underlying the options in the future. The reoffer prospectus included in the Post effective Amendment No. 1 contained a typographical error in a footnote to information concerning Mr. Gordon's ownership which incorrectly stated that the exercise price was $.07 per shares; however, the correct (post-split) exercise price is $.70 per share. On July 31, 2000, Mr. Gordon exercised all 1,000,000 options.

C. On July 14, 2000, the Company adopted the TSIG.com 2000 Stock Plan, which covers the issuance of up to 9,500,000 shares of common stock, either directly or pursuant to options, to eligible employees, directors, officers, consultants and advisors of the Company. The purpose of the plan is to promote the best interest of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants. On July 19, 2000, the Company filed a registration statement on Form S-8 (File No. 333-41716) to register the shares covered under the plan.

D. On July 31, 2000, the Board of Directors authorized the accelerated vesting of all outstanding options held by Directors Paul Henry, Frank Ragano and J.R. LeShufy that were granted prior to December 31, 1999. The Board also granted a new option to acquire 300,000 shares of common stock to each member of the Board (i.e., Robert P. Gordon, Paul W. Henry, Frank Ragano and J.R. LeShufy). Each option vests quarterly over a three year period, is exercisable for five years and the exercise price is $1.20 per share.

E. On July 31, 2000, the Board granted to Robert P. Gordon an option to acquire 4,000,000 shares of restricted common stock, of which 2,000,000 vested immediately, 1,600,000 shall vest upon the closing of the acquisition of GeneralSearch.Com, 200,000 shall vest upon the closing of the acquisition of The Affinity Group, and 200,000 shall vest upon the closing of the acquisition of Reliant Interactive Media Corp. The option is exercisable for five years and the exercise price is $1.20 per share of restricted common stock.

F. On July 31, 2000, the Company entered into an agreement with Star Anise S&T Co., Ltd. for business development services in Asian markets, including China. Pursuant to the agreement, the Company issued 500,000 registered shares as advanced payment-in-full for all services to be rendered, and granted Star Anise an option to acquire 3,500,000 shares of common stock, of which 1,750,000 are deemed fully vested, and 1,750,000 shall vest upon achievement of goals and performance of milestones to be mutually agreed upon. The options are exercisable for one year at an exercise price of $1.00 per share.


ITEM 6. Exhibits and Reports on Form 8-K:

(a)  Exhibits

     Exhibit No.    Description

          3.6 Bylaws as restated April 22, 1999. (Incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form SB-2 (file no. 333-78077) filed on May 7, 1999.)

          3.9 Articles of Incorporation, as amended on June 14, 2000, and currently in effect. (Incorporated by reference to Exhibit
                    3.9 of the Company's Current Report on Form 8-K dated June 14, 2000 and filed June 15, 2000.)

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

          10.9 Employment Agreement between the Company and Robert P. Gordon dated December 4, 1998. (Incorporated by reference to
                    Exhibit 10.9 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998 and filed on March 31, 1999.)

          10.16 TSIG.com Incentive Stock Plan dated December 17, 1999. (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-8 (file no. 333-32548) filed March 15, 2000.)

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

          10.21 TSIG.com 2000 Stock Plan dated July 14, 2000. (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-8 (file no. 333-41716) filed July 19, 2000.)

          10.22 Consulting Agreement between the Company and Paul W. Henry dated May 15, 2000. (Filed herewith.)

          27        Financial Data Schedule. (Filed herewith.)


(b)  Reports on Form 8-K.

     On June 15, 2000, the Company filed a current report on Form 8-K, dated June 14, 2000, to report the effective date of the revere split of the outstanding common stock and the related amendment to the Articles of Incorporation, which had been approved by the shareholders on March 27, 2000.

     On July 5, 2000, the Company filed a current report on Form 8-K, dated June 27, 2000, to report that the Company had engaged the accounting firm of BDO Seidman LLP to serve as new auditors. On July 24, 2000, the Company amended the report on Form 8-K/A to provide additional information about the change in auditors.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TELESERVICES INTERNET GROUP INC.


Dated: August 15, 2000                        /s/ Robert P. Gordon
                                              ----------------------------------
                                              Robert P. Gordon, Chairman and
                                              Interim Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------
   3.6         Bylaws as restated April 22, 1999. (Incorporated by reference to
               Exhibit 3.6 of the Company's Registration Statement on Form SB-2
               (file no. 333-78077) filed on May 7, 1999.)

   3.9 Articles of Incorporation, as amended on June 14, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.9 of the Company's Current Report on Form 8-K dated June 14, 2000 and filed June 15, 2000.)

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

   10.9 Employment Agreement between the Company and Robert P. Gordon dated December 4, 1998. (Incorporated by reference to Exhibit
               10.9 of the Company's Form 10-KSB for the fiscal year ended
               December 31, 1998 and filed on March 31, 1999.)

   10.16       TSIG.com Incentive Stock Plan dated December 17, 1999.
               (Incorporated by reference to Exhibit 10.16 of the Company's
               Registration Statement on Form S-8 (file no. 333-32548) filed
               March 15, 2000.)

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

   10.21 TSIG.com 2000 Stock Plan dated July 14, 2000. (Incorporated by reference to Exhibit 10.21 of the Company's Registration
               Statement on Form S-8 (file no. 333-41716) filed July 19, 2000.)

   10.22       Consulting Agreement between the Company and Paul W. Henry dated
               May 15, 2000. (Filed herewith.)

   27          Financial Data Schedule. (Filed herewith.)