Form 10QSB
period 2000-09-30
TELESERVICES INTERNET GROUP INC
filed 2000-11-21
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ___________ to ____________

                Commission file number: 33-11059-A

                        TELESERVICES INTERNET GROUP INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                           FLORIDA                                                                    59-2773602
--------------------------------------------------------------             -------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2000, of the issuer's Common Stock, $.0001 par value, there were 78,868,556 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                        TELESERVICES INTERNET GROUP INC.
                                      INDEX


                                                                                        Page
                                                                                        ----
PART I. FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements (unaudited)                              F-1

                   Consolidated Balance Sheets                                           F-2

                   Consolidated Statements of Operations                                 F-3

                   Statement of Changes in Stockholders' Equity                          F-4 - F-5

                   Consolidated Statements of Cash Flows                                 F-6

                   Notes to Consolidated Financial Statements                            F-7 - F-16

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.





                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                               September 30, 2000

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                        September 30, 2000          December 31, 1999
                                                                        ------------------          -----------------
                                                                            (UNAUDITED)
 ASSETS
 Current Assets:
     Cash                                                                 $       878,452           $         246,638
     Cash, restricted                                                              90,000                          --
     Prepaid expenses                                                             245,909                      45,000
     Other current assets                                                          30,733                          --
                                                                          ---------------           -----------------
         Total Current Assets                                                   1,245,094                     291,638

Related Party Receivables:
     Officer advances, net                                                        117,476                          --
     Note receivable, Reliant                                                     679,092                          --
     Note receivable, Chairman/CEO                                                510,000                          --
Equipment and leasehold improvements,
     net of accumulated depreciation                                              720,198                      86,667
Goodwill, less accumulated amortization                                         5,957,264                          --
Capitalized software development costs                                            263,136                          --
Other assets                                                                        6,948                          --
                                                                          ---------------           -----------------
         Total Assets                                                     $     9,499,208           $         378,305
                                                                          ===============           =================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable and accrued expenses                                $     3,398,597           $          26,250
     Loans payable, Officer                                                            --                     438,802
     Loans payable, The Affinity Group                                            157,437                          --
     Notes payable, current portion                                               249,209                          --
     Convertible debentures                                                     2,668,138                          --
                                                                          ---------------           -----------------
         Total Current Liabilities                                              6,473,381                     465,052

Long-term liabilities:
     Notes payable, less current portion                                           14,600                          --
     Minority interest                                                            665,707                          --
                                                                          ---------------           -----------------

         Total Liabilities                                                      7,153,688                     465,052
                                                                          ---------------           -----------------

Stockholders' equity (deficit):
     Preferred stock, $2.00 stated value
         10,000,000 shares authorized,
         none issued and outstanding                                                   --                          --
     Common stock $.0001 par value, 300,000,000 shares authorized,
     76,918,542 and 32,292,791 shares issued and outstanding                        7,691                       3,229
     Stock proceeds receivable                                                   (700,000)                         --
     Accumulated deficit                                                       (5,815,778)                   (433,412)
     Additional paid-in capital                                                 8,942,377                     343,436
     Deferred compensation                                                        (88,770)                         --
                                                                          ---------------           -----------------
         Total Stockholders' Equity (deficit)                                   2,345,520                     (86,747)
                                                                          ---------------           -----------------
         Total Liabilities and Stockholders' Equity                       $     9,499,208           $         378,305
                                                                          ===============           =================


    The accompanying notes are an integral part of the Financial Statements

               TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended              Nine Months Ended         Period from inception
                                                       September 30,                  September 30,           (May 1, 1999) through
                                                  2000            1999            2000              1999        September 30, 2000
                                             ------------      ------------   ------------      ------------  ---------------------
Total revenues                               $     22,531      $         --   $     22,531      $         --      $     22,531
                                             ------------      ------------   ------------      ------------      ------------
Operating Expenses:
     Selling, general and administrative          983,060           147,283      2,013,643           251,932         2,434,517
     Depreciation and amortization                212,481                --        240,431                --           253,764
     Outside advisory services                    169,974                --      3,197,755                --         3,197,755
                                             ------------      ------------   ------------      ------------      ------------
Total Operating Expenses                        1,365,515           147,283      5,451,829           251,932         5,886,036
                                             ------------      ------------   ------------      ------------      ------------

Net loss from operations                       (1,342,984)         (147,283)    (5,429,298)         (251,932)       (5,863,505)

Other income (expenses):
     Interest income                               36,264                --         75,278                --            75,722
     Interest (expense)                           (28,886)               --        (28,886)               --           (29,106)
     Other income                                     383                --            540                --             1,111
                                             ------------      ------------   ------------      ------------      ------------
Net loss                                     $ (1,335,223)     $   (147,283)  $ (5,382,366)     $   (251,932)     $ (5,815,778)
                                             ============      ============   ============      ============      ============
Net loss per share:                          $      (0.03)     $      (0.01)  $      (0.14)     $      (0.01)

Weighted average shares outstanding            50,775,491        32,153,131     41,108,362        32,153,131




    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                                         Total
Period from inception (May 1, 1999)                    Common       Paid-in     Deferred    Common Stock  Accumulated  Stockholders'
through September 30, 2000                Shares        Stock       Capital   Compensation  Receivable     Deficit       Equity
                                        -----------  -----------  ----------- ------------  ------------  -----------  -----------
Initial Capitalization                   32,069,153  $     3,207  $     6,458  $        --  $        --   $       --  $     9,665
Private placement proceeds                  223,638           22      336,978           --           --           --      337,000

Net loss                                         --           --           --           --           --     (433,412)    (433,412)
                                        -----------  -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31, 1999               32,292,791        3,229      343,436           --           --     (433,412)     (86,747)

Private placement proceeds at approx.
         $1.507 per share                 3,640,919          364    5,486,136           --           --           --    5,486,500

Private placement proceeds at approx.
         $1.808 per share                   147,322           15      266,385           --           --           --      266,400

Issuance of common stock as private
         placement offering costs           336,778           34          (34)          --           --           --           --

Issuance of common stock for financial
         advisory services                1,646,433          165    2,977,045           --           --           --    2,977,210

Issuance of common stock to employees        34,840            3       62,997           --           --           --       63,000

Below market stock options issued                --           --      382,000     (102,900)          --           --      279,100

Sale of common stock at approx.
         $1.808 per share                    46,453            5       83,995           --           --           --       84,000



    The accompanying notes are an integral part of the Financial Statements

                                                                                                                         Total
                                                  Common        Paid-in       Deferred     Common Stock  Accumulated  Stockholders'
                                       Shares      Stock        Capital     Compensation   Receivable      Deficit       Equity
                                    -----------  -----------  -----------   ------------   ------------  -----------  ------------
Sale of common stock at approx
         $1.507 per share                33,181            3       49,997             --            --            --       50,000

Refund of sale of common stock          (26,545)          (3)     (39,997)            --            --            --      (40,000)

Vesting of stock options                     --           --           --         14,130            --            --       14,130

Record reverse acquisition and
         related minority interest   38,766,370        3,876     (669,583)            --      (700,000)           --   (1,365,707)
         (See Note 1)

Net Loss                                     --           --           --             --            --    (5,382,366)  (5,382,366)
                                    -----------  -----------  -----------    -----------   -----------   -----------  -----------
Balance, September 30, 2000          76,918,542  $     7,691  $ 8,942,377    $   (88,770)  $  (700,000)  $(5,815,778) $ 2,345,520
                                    ===========  ===========  ===========    ===========   ===========   ===========  ===========

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            Period from inception
                                                          Nine Months Ended September 30,   (May 1, 1999) through
                                                              2000             1999         September 30, 2000
                                                          -------------    --------------   ---------------------
Cash flows from operating activities:

Net (loss)                                                $ ( 5,382,366)   $    (251,932)   $  (5,815,778)
Adjustments to reconcile net income (loss) to
   net cash used for  operating activities:
      Amortization of goodwill                                  100,970               --          100,970
      Depreciation                                              139,461               --          152,794
      Expenditures paid on behalf of company
         by Officer/Director                                         --          249,804          338,802
      Stock issued for services                               2,977,210               --        2,977,210
      Stock issued to employees as compensation                  63,000                            63,000
      Below market options issued                               293,230               --          140,230
      Cash provided by (used in)
          Restricted cash                                       (60,000)              --          (60,000)
          Prepaid expenses                                      (95,330)              --         (365,330)
          Other current assets                                   (3,266)              --           (3,266)
          Officer receivable, net                                17,091               --           17,091
          Other assets                                              (62)              --              (62)
          Accounts payable and accrued expenses              (1,025,932)           2,128         (999,682)
                                                          -------------    -------------    -------------
Net cash (used in) operating activities                      (2,975,994)              --       (3,076,021)
                                                          -------------    -------------    -------------

Cash flows from investing activities:
      Advances to related parties
          Rob Gordon                                           (510,000)              --         (510,000)
          Reliant                                              (679,092)              --         (679,092)
          Expenditures for software development                (263,136)              --         (263,136)
          Purchase of fixed assets                             (505,499)              --         (505,499)
                                                          -------------    -------------    -------------
Net cash (used in) investing activities                      (1,957,727)              --       (1,957,727)
                                                          -------------    -------------    -------------

Cash flows from financing activities:
   Proceeds from Affinity loans                                 157,437               --          157,437
   Payment of loan payable, Officer                            (438,802)              --         (438,802)
   Proceeds from issuance of common stock                     5,886,900            9,665        6,233,565
   Refunds of proceeds from stock issuance                      (40,000)              --          (40,000)
                                                          -------------    -------------    -------------
Net cash (used in) financing activities                       5,565,535            9,665        5,912,200
                                                          -------------    -------------    -------------

Net increase in cash                                            631,814            9,665          878,452

Cash beginning of period                                        246,638               --               --
                                                          -------------    -------------    -------------
Cash end of period                                        $     878,452    $       9,665    $     878,452
                                                          =============    =============    =============



  The accompanying footnotes are an integral part of the Financial Statements.

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


(1)      Condensed Financial Statements:

                              Basis of Presentation

         The financial statements included herein have been prepared by TeleServices Internet Group Inc. ("TSIG") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. References to "the Company" refer to TSIG and consolidated subsidiaries. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto of GSCI filed in Form 8-K/A on November 6, 2000. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                                   Acquisition

         On August 23, 2000, TSIG and GeneralSearch.Com, Inc. ("GSCI") completed a business combination that was effective for accounting purposes on August 31, 2000. The former stockholders of GSCI obtained approximately 55% of the voting rights of the Company. Although GSCI became a subsidiary of TSIG, the transaction has been accounted for as a purchase of TSIG by GSCI (a reverse acquisition in which GSCI is considered the acquirer for accounting purposes) since the stockholders of GSCI obtained a majority of the voting rights of the Company as a result of this transaction. Accordingly, the historical financial statements are those of GSCI. As a result, share information prior to the transaction has been retroactively adjusted to give effect to the share exchange.

         The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments and the effects of an acquisition with
         GSCI) necessary to present fairly the operations and cash flows for the periods presented.

         Management's assessment of the fair value of the consideration in the transaction over the net liability of TSIG resulted in goodwill of $3,408,234. Goodwill was further increased by $2,650,000, which represented fees and costs incurred in the transaction for total goodwill of $6,058,234. The Company has entered into a 8% convertible debenture in the amount of $2,650,000 issued for payment of financial advisory fees related to the business combination. The fair value ascribed to the employee options exchanged in the transaction was not considered material. The excess of the purchase price over the fair value of the net assets acquired totaled $6,058,234 and will be amortized on a straight-line basis over five years. TSIG has minimal revenue from existing TSIG operations and has expenses substantially in excess of the revenue. Subsequent to September 30, 2000, TSIG management has been considering taking steps to discontinue certain existing TSIG business, which could result in the permanent impairment of all or a portion of the goodwill and could result in a reallocation of the purchase price. On a prospective basis, management will be required to evaluate the recoverability of this goodwill if and when events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable through the estimated undiscounted future cash flows from the TSIG business. If and when such an impairment exists, the goodwill will be written down to fair value. Such writedown could be material to the Company's results of operations.

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


(1)      Condensed Financial Statements (continued):

         GSCI was founded May 1, 1999 in West Chicago, IL as a global Internet communications and commerce company to provide a family-oriented search engine and Internet service for online users. Since its inception, GSCI's efforts have been devoted to raising capital and developing its website for online users. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

         The Minority interest recorded on the Company's Balance Sheet represents the equity of GSCI owned by shareholders of GSCI that did not exchange shares with TSIG in the August 23, 2000 business combination.

         Unaudited Pro Forma Information

         The following unaudited pro forma information has been prepared assuming the business combination had taken place at January 1, 1999. The unaudited pro forma information includes adjustments for the amortization of intangibles arising from the transaction. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

         Year ended December 31, 1999

         Net sales                                $    395,767
         Net loss to common stockholders          $ (9,916,650)
         Net loss per common share                $       (.21)

         Nine months ended September 30, 2000

         Net sales                                $    168,272
         Net loss to common stockholders          $(20,980,088)
         Loss per common share                    $       (.30)

Basis of Presentation - Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has sustained recurring operating losses since its inception and has a working capital deficit of $5,228,287 and the stockholders' tangible deficit without the inclusion of goodwill is $3,611,744 as of September 30, 2000 and has not begun to generate any significant revenues. TSIG is materially delinquent on payments to various creditor obligations including the Internal Revenue Service. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


(1)      Condensed Financial Statements (continued):

         Management is attempting to expand its operations through acquisition of companies through stock exchanges and has identified two potential acquisition candidates (see Note 2) which management believes would be synergistic with its existing Internet business. Management is also attempting to raise additional capital and has engaged an investment-banking firm to assist with its acquisitions and capital formation (see Note 5).

         Recent Accounting Pronouncements

         During the fourth quarter of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The provisions of SAB No. 101 and subsequently issued guidance are required to be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management believes that SAB No. 101 does not materially alter the Company's revenue recognition methods.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

         Net Income (Loss) Per Common Share

         Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for potential common shares. Potential common shares were not included for the three or nine months ended September 30, 2000 since their effects are antidilutive under the treasury stock method for options and warrants and if-converted method for convertible preferred stock. Potential common shares consist of options, common stock warrants and 8% convertible debentures.

(2)      Proposed Business Combinations

         In June 2000, TSIG announced that it had entered into definitive agreements to acquire two companies: The Affinity Group LLC ("Affinity"), an affinity marketing company, and Reliant Interactive Media Corporation ("Reliant"), a direct marketing company that drives retail sales via television and the Internet. These agreements are subject to various contingencies including

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


         variable stock issuances depending on the trading price of the Company's stock. The entities involved in the proposed business combinations are in the process of completing their due diligence reviews. There can be no assurance that either of the proposed transactions will be completed due to uncertainties inherent in resolving various contingencies.

(3)      Related Party Loans Receivable and Payable

         As of September 30, 2000 the Company had a net receivable of $117,066 from its Chairman/CEO related to advances less accrued salaries.

         In June and July 2000, GSCI loaned $510,000 in personal loans to TSIG's Chairman/CEO. These loans are collateralized by certain personally owned stock of the Company. The loans bear interest at 8% and are due 120 days after the dates of the various loans. The loans are past due and the Company is currently negotiating with the Chairman/CEO over the repayment terms of the loans.

         On July 31, 2000 TSIG issued 1,000,000 shares of its common stock to its Chairman/CEO, related to a previously granted option at $.70 per share. The Company's Board of Directors approved the exercise of this option exercise without payment and directed the Company to record the $700,000 as a receivable in the Company's financial statements. As of September 30, 2000 the $700,000 has not been collected and has been shown as a reduction of stockholders' equity.

         In September 2000, the Company advanced Reliant cash totaling $679,092 under a promissory note with interest at one and one half percent per month, payable as Reliant sells certain inventory with all unpaid principal and accrued interest due on February 28, 2001. The note is collateralized by inventory. In October 2000, the Company advanced an additional $275,000 to Reliant.

         In September 2000, the Company received cash advances bearing interest at 12% per annum from The Affinity Group, Inc., totaling $157,436 as of September 30, 2000 and received additional advances totaling $258,590 through November 17, 2000. The advances are due on demand and collateralized by certain common stock of the Company, a promissory note for which is expected to be executed by month end.

(4)      Payroll Tax Liability

         Visitors Services, Inc. ("VSI"), a formerly wholly owned subsidiary of TSIG filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division on March 5, 1999. Creditors of VSI, including the Internal Revenue Service, may assert a claim against TSIG. A contingency exists with respect to these matters, including final determination of the Company's ultimate amount of liability, if any. In addition, a contingency exists with respect to the determination if TSIG is required to reimburse an officer/director of TSIG/VSI for Internal Revenue Service penalties assessed due to non-payment of the trust fund portion of payroll taxes not remitted. A liability of $605,588 was accrued by TSIG related to this matter as of September 30, 2000. TSIG has also accrued $571,992 in federal payroll taxes due and unpaid for 1999 and the fourth quarter of 1998.

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


         Management is in frequent contact with the Internal Revenue Service and intends to use proceeds from capital raised subsequent to its planned acquisitions to pay these obligations.

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


(5)      Proposed Financing

         On February 29, 2000, TSIG announced that it had entered into a letter agreement engaging a prominent New York based investment-banking firm as its exclusive agent for a private placement financing of up to $40 million, and on April 26, 2000, the letter agreement was amended to provide for a financing of up to $125 million. However, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

(6)      8% Convertible Debenture

         On August 23, 2000, TSIG issued an 8% convertible debenture to the investment banking firm referred to in Note 5 in the amount of $2,650,000 for payment of financial advisory fees related to the GSCI business combination. The principle and accrual interest is due at the earlier of the receipt of certain financing or December 31, 2000. The debenture is convertible at 85% of the market price of the Company's common stock on the conversion date.

(7)      Stockholders' Equity

         GSCI sold 3,640,919 and 147,322 shares of common stock in private placements with proceeds of $5,486,500 and $266,400 or approximately $1.507 and $1.808 per share, respectively, during the first six months of 2000. GSCI also issued 1,983,211 shares of common stock for financial advisory services related to the private placements. GSCI recorded the issuance of 336,778 of these shares of common stock, with a fair market value of $608,988 or approximately $1.808 per share to stockholders' equity. An additional 1,646,433 shares with a fair market value of $2,977,210 or approximately $1.808 per share, were charged to operations as financial advisory fees.

         GSCI granted 10,500 shares of common stock to employees during the first six months of 2000 with a fair market value of $63,000 or approximately $1.808 per share. The fair market value of the stock grant was recorded as compensation expense on the date of grant.

         During the first six months of 2000, GSCI granted options to purchase 663,614 shares of common stock to employees with exercise prices ranging from $.30 to $1.808 per share of which 109,000 vested on May 1, 2000 with the remaining 301,944 options vesting through May 1, 2002. GSCI charged operations for $279,100 related to vested options issued at below market and recorded $102,000 as deferred compensation related to unvested options issued at below market. An additional $14,130 was expensed in the three months ended September 30, 2000 relating to the vesting of these options.

         During July and August 2000 GSCI issued additional shares of common stock related to private placements initiated earlier in the year. GSCI received proceeds of $84,000 and $50,000 related to the sale of issuance of 46,453 and 33,181 shares of common stock at approximately $1.808 and $1.507 per share, respectively. In addition GSCI refunded proceeds of $40,000 related to a previous issuance of 26,545 shares of common stock.

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


(7)      Stockholders' Equity (continued)

         Prior to the closing of the business combination with GSCI on August 23, 2000, TSIG had 36,066,370 shares of common stock outstanding, including 5,062,965 common shares related to recently converted Series A Preferred Stock of TSIG. There are 5,000,000 common stock warrants outstanding related to the converted preferred stock, exercisable for five years at $1.50.

         The TSIG and GSCI business combination resulted in the issuance of 40,852,172 shares of TSIG's common stock, including 38,152,172 shares to former GSCI shareholders and 2,700,000 issued as payment for a finders fee. For accounting purposes, these shares are reported on the statement of stockholders' equity as the total shares outstanding immediately prior to the reverse acquisition.

(8)      TSIG Incentive Stock Plan

         On July 14, 2000, the TSIG's board of directors adopted the TSIG.com 2000 Incentive Stock Plan, a non-qualified plan that terminates on July 13, 2005. The Plan provides for the grant of options or shares of common stock not to exceed 9,500,000 shares to employees, directors, officers, consultants or advisors of the Company. The terms of options granted are determined by the board of directors (or a committee thereof) at the date of grant.

         On July 31, 2000 TSIG granted five year non-plan options at $1.20 per share (approximately 120% of the market price on the date of grant) to acquire 4,000,000 shares of the Company's common stock to its Chairman/CEO. These options vest as follows:

         2,000,000 immediately
         1,600,000 upon the closing of one of the proposed business combinations
           200,000 upon the closing of one of the proposed business combinations 200,000 upon the closing of one of the proposed business combinations

         On July 31, 2000, TSIG granted an aggregate 1,200,000 non plan options to four directors; such options are exercisable and vest quarterly over a three year period with an exercise price of $1.20 per share (approximately 120% of the market price on the date of grant). To vest in the options the director must remain a director on the vesting dates.

(9)      Litigation and Subsequent Events

         Litigation

         On October 15, 1999, Clarity Consulting, Inc. ("Clarity"), filed an amended complaint in the Circuit Court of Cook County, Illinois, adding the Company as a defendant in their suit to recover monies that they originally alleged were owed by VSI. The complaint alleges that on June 24, 1997, Clarity and the defendants entered into an agreement for consulting services, that consulting services were provided between October 1996 and August 1997, and that the defendants promised to pay for the consulting services and failed to do so. Clarity seeks a judgment against the defendants in the amount of $552,635, plus service charges at the rate of

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


(9)      Litigation and Subsequent Events (continued)

         one and one-half percent per month, plus such other relief as the court may deem equitable and just, as well as attorneys fees and court costs. On March 13, 2000, the Company filed a Motion to Quash Service For Lack of Personal Jurisdiction on the basis that Illinois does not have proper jurisdiction over the Company in this dispute. On July 7, 2000, the Court granted the Company's Motion.

         On June 17, 1999, the Company and Robert P. Gordon, individually and as an officer of the Company, were named as defendants, among others, in an amended complaint filed by Miles and Rosalie Lerman in United States District Court for the District of New Jersey. The Lerman's claim that their broker-dealers (also named as defendants) made unauthorized transactions in their accounts in "high risk penny stocks," including the common stock of the Company, that resulted in losses in excess of $2,000,000. The complaint seeks recovery of actual and consequential damages, costs and attorneys' fees, and other forms of equitable relief from all defendants. The Company and Mr. Gordon filed a motion to dismiss, which was denied on June 30, 2000. However, the court granted Mr. Gordon and the Company's motion to strike the Plaintiff's claims for attorney's fees. The broker defendant filed for protection under Chapter 7 of the bankruptcy code in May 2000. This gave rise to an automatic stay of all civil litigation against the broker, including the Lerman matter. In October 2000 the bankruptcy court lifted the stay as to the Lerman matter, and permitted the Plaintiffs to proceed against the broker. In addition, the judge presiding in the Lerman matter authorized the Plaintiffs to amend their complaint to assert their claim that the broker's alleged debt to the Plaintiff's should not be dischargeable in bankruptcy, based on their allegations of fraud committed by the broker. The court-ordered deadline for discovery was October 31, 2000. The parties are now in the process of identifying expert witnesses, preparing expert opinions, and deposing the experts. The deadline for expert discovery is February 28, 2001. The final pre-trail conference has been set for April 30, 2001.

         On November 15, 2000 the Company settled its contract dispute with EIS International, Inc. (EIS) of Herndon, Virginia. In exchange for full mutual releases, the Company agreed to pay over to EIS the insurance proceeds in the amount of $61,166 that the Company received from its insurer, in payment of the Company's claim for coverage of a stolen server, including the resident software that was provided by EIS. On December 28, 1998 EIS issued a Demand for Arbitration to the Company, as the result of a dispute arising under a contract dated May 7, 1998 with the Company. EIS was seeking $223,261 for software, licenses and services, which it claimed were due and owing under the parties agreement, plus interest, attorneys' fees and costs. The Company claimed that it notified EIS of major defects in the software, demanded that they be remedied, but EIS refused to do so and instead demanded payment. Further, the Company counter-claimed that it has suffered damages in excess of $200,000, plus costs and attorneys' fees, because the Company was forced to create alternative systems for performing the functions for which the EIS software was intended and suffered significant loss of business opportunities as a result of the failure of EIS's software to perform as promised.

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)





(9)      Litigation and Subsequent Events (continued)

         Subsequent Events

         On October 1, 2000 the Company granted an officer/director fully vested, five year, $1.00 per share options to acquire 2,000,000 shares of common stock. On October 30, 2000 the Company issued 1,000,000 shares of its common stock to an officer/director related to the exercise of the options granted on October 1, 2000. The Company's Board of Directors approved this option exercise without payment and directed the Company to record the $1,000,000 as a receivable in the Company's financial statements and will be shown as a contra equity account.

         On October 20, 2000 the Company issued 100,000 shares of common stock valued at $86,000, or $.86 per share and on November 2, 2000 issued 100,000 shares of common stock valued at $114,000 or $1.00 per share, both issuance's were for the settlement of previously accrued legal fees.

         On July 31, 2000, TSIG entered into an agreement with a consultant for business development services in Asian markets, including China. Pursuant to the agreement, TSIG issued registered shares as advanced payment-in-full for all services to be rendered and granted the consultant an option to acquire shares of stock. On November 2, 2000, the Company terminated the consulting agreement and cancelled all options authorized under the agreement.

         On November 17, 2000 the Company agreed to issue 100,000 shares of common stock to a consultant valued at approximately $90,000 or $.90 per share in exchange for a one year consulting agreement.

         On November 10, 2000, the Company issued 750,000 shares of common stock to a consultant valued at $832,500 or $1.11 per share pursuant to a consulting agreement.

(10)     Lease Agreement

         In July 2000, GSCI entered into a 38-month lease agreement for its new operating facility in Oak Brook, Illinois, commencing on August 1, 2000. Subsequent to September 30, 2000 the Company incurred office space build out costs of approximately $195,000. The approximate future minimum lease payments on this lease are as follows:


                     Period Ending
                      December 31          Amount
                     -------------        --------
                         2000             $ 39,000
                         2001              157,000
                         2002              162,000
                         2003              124,000
                                          --------
                         Total            $482,000
                                          ========


Subsequent to September 30, 2000 the Company incurred office space build out costs of approximately $195,000.

                TeleServices Internet Group Inc. And Subsidiaries
                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


(11)     Supplemental Cash Flow Information

The Company paid interest of $28,886 during the nine months ended September 30, 2000.

The Company executed a business combination effective on August 31, 2000 as described in Note 1 to the financial statements. The following is the allocation of the purchase price between assets acquired and liabilities assumed.


         Liabilities assumed:
         Accounts payable and accrued expenses                $  4,418,247
         Notes payable                                             261,508
         Convertible debentures                                  2,650,471
                                                              ------------

                  Total consideration                            7,330,226

         Assets acquired:
         Restricted cash                                           (30,000)
         Prepaid expense                                          (105,579)
         Other current assets                                      (27,467)
         Officers loan receivable, net                            (134,567)
         Equipment, net                                           (267,493)
         Other assets                                               (6,886)
         Officer receivable                                       (700,000)
         Allocation to goodwill                                 (6,058,234)
                                                              ------------

                  Cash acquired in transition                 $         --
                                                              ============


From inception (May 1, 1999) through December 31, 1999, the founder/CEO advanced funds and provided fixed assets which were recorded in due to officer for the startup of the Company as follows:

         Operations                                           $    338,802
         Fixed assets                                              100,000
                                                              ------------

         Total advanced                                       $    438,802
                                                              ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         On August 23, 2000, TeleServices Internet Group Inc. ("TSIG" or "the Company") and GeneralSearch.com, Inc. ("GSCI") completed a business combination. The former stockholders of GSCI obtained approximately 55% of the voting rights of the Company. Although GSCI became a subsidiary of TSIG, the transaction has been accounted for as a purchase of TSIG by GSCI (a reverse acquisition in which GSCI is considered the acquirer for accounting purposes, effective August 31,
2000), since the stockholders of GSCI obtained a majority of the voting rights of TSIG as a result of this transaction. Accordingly, the historical financial statements of the Company for the periods prior to August 31, 2000 are those of GSCI. Therefore, the accompanying statements of operations contains the operating results of GSCI for the entire periods and TSIG for the one month ended September 30, 2000.

         Revenue - As a development-stage company, GSCI has not yet generated any revenues. After the August 31 effective date of the business combination, the Company had revenues of $22,531 for the month of September 2000 consisting of approximately $10,000 from TSIG's travel agent business and the balance from TSIG's MyCard programs.

         Selling, General and Administrative - The Company's selling, general and administrative expenses for the nine months ended September 30, 2000 were $2,013,643 as compared to $251,932 for the period from inception, May 1, 1999 through September 30, 1999, an increase of $1,761,711. The increase is the result of GSCI operating ended for 9 months in 2000 as compared to five months in 1999 and GSCI's expanded staff and operations during 2000 of which $906,355 related to increased payroll expense. In addition, TSIG operating expenses of $464,013 have been included for the month of September 2000 that consisted primarily of payroll, facility costs and office operating expenses.

         The Company's selling, general and administrative expenses for the three months ended September 30, 2000 were $983,060 as compared to $147,283 for the same period in the prior year, an increase of $835,777. The increase is the result of GSCI having limited operations during this period in 1999, an increase in payroll expense between the periods of $227,229 and the addition of TSIG's operating expenses of $464,013 for the month of September 2000.

         Depreciation and Amortization Expense - The Company's depreciation and amortization expense was $240,431 and $212,481 for the nine months and the three months ended September 30, 2000, respectively, as compared to none in the same periods in the year prior. The increase is the result of $100,970 in goodwill amortization expense recorded in September 2000 related to the business combination between TSIG and GSCI, depreciation expense of TSIG totaling $29,084 for one month and the difference related to depreciation expense on fixed assets acquired by GSCI during the period subsequent to September 30, 1999.

         Outside Advisory Services - The Company's outside advisory services expense was $3,197,755 and $169,974 for the nine months and the three months ended September 30, 2000, respectively, as compared to none in the same periods in the year prior. The increase in financial advisory fees is primarily attributable to the issuance of common stock by GSCI, valued at $2,977,210, during the first six months of 2000 to financial advisors in connection with a private placement of GSCI's common stock, and $126,931 related to one month of consulting expense for TSIG in September 2000.

         Operating Plan

         In June, 2000, TSIG announced that it had entered into definitive agreements to acquire three companies: GeneralSearch.Com, Inc. ("GSCI"), an Internet portal and search engine; The Affinity Group Inc. ("Affinity"), an affinity marketing company; and Reliant Interactive Media Corporation ("Reliant"), a direct marketing company that drives retail sales via television and the Internet. On August 23, 2000, TSIG completed the business combination described above with GSCI. Closing of the planned acquisitions of Affinity and Reliant remains subject to final documentation, and the Company can give no assurances that these acquisitions will be successfully completed.

         The Company plans to generate revenues and drive traffic to GeneralSearch.Com by implementing its MyCard programs, cross marketing GeneralSearch.Com to the customers of Affinity and Reliant and generating revenue from the operations of Affinity and Reliant after their acquisition. However, the Company can give no assurances that these acquisitions will be successfully completed. These customized affinity marketing programs are designed to acquire Internet customers at very low cost, to provide recurring revenues to the Company and its partners, to help develop strong brand loyalty and awareness within target communities, and to drive new subscribers to www.generalsearch.com and other Web sites of the Company and its partners. The Company enhances its MyCard programs by providing customer service and support with its Web-based call center and related services, an activity that would be strengthened by the soon anticipated acquisition of the Affinity Group that also operates a call center operation. The Company's Web sites are at www.generalsearch.com, www.tsig.com, and www.mymusiccard.com.

         LIQUIDITY AND CAPITAL RESOURCES

         Since its inception on May 1, 1999, the company has accumulated net losses of $5,815,778. The Company's primary activity to date has been to develop the www.generalsearch.com Internet site. To finance its development activities, the Company has relied exclusively on capital-raising transactions. The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as of September 30, 2000, the Company has a working capital deficit of $5,228,287 and a stockholders' tangible deficit without the inclusion of goodwill of $3,611,744. The Company has not begun to generate any significant revenues from its Internet business or its affinity marketing programs. The Company is materially delinquent on payments to various creditors, including the Internal Revenue Service. There can be no assurance that the Company will be able to achieve material revenues or profitable operations. The Company also has an 8% convertible debenture with an outstanding balance of $2,668,138 as of September 30, 2000 that is due no later than December 31, 2000. The Company currently does not have capital sufficient to repay this obligation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         Management plans to generate revenues by expanding the Company's Internet operations and affinity marketing programs, and by acquiring companies which management believes will be synergistic with its existing businesses. To achieve these objectives, the Company requires substantial additional financing. On February 29, 2000, the Company announced that it had entered into a letter agreement engaging a prominent New York based investment banking firm as its exclusive agent for a private placement financing of up to $40 million, and on April 26, 2000, the letter agreement was amended to provide for a financing of up to $125 million. However, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

         Visitors Services, Inc. ("VSI"), a former wholly owned subsidiary of TSIG, filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division on March 5, 1999. Creditors of VSI, including the Internal Revenue Service, may assert a claim against the Company. A contingency exists with respect to these matters, including final determination of the Companies' ultimate amount of liability, if any. A liability of $605,588 has been accrued by TSIG relative to this matter as of September 30, 2000. TSIG has also accrued $571,992 in federal payroll taxes due and unpaid for 1999 and the fourth quarter of 1998. Management is in frequent contact with the Internal Revenue Service and intends to use proceeds from capital raised subsequent to its planned acquisitions to pay these obligations. However, no assurances can be given that such capital will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

         As described in TSIG's annual report on Form 10-KSB for the year ended December 31, 1999, in Note 9 to the consolidated financial statements for the period ended September 30, 2000 and in Part II, Item 1 of this quarterly report on Form 10-QSB, the Company is a defendant in several pending litigation matters. The Company can give no assurance that the outcome of any of these litigation matters will be favorable to the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings:

         There have been no material developments in any of the legal proceedings described in the Company's annual report on Form 10-KSB for the year ended December 31, 1999, or the quarterly reports on Form 10-QSB for the periods ended March 31, 2000 and June 30, 2000, except as follows:

         On December 28, 1998, EIS International, Inc. (now Portal Connect, Inc.), of Herndon, Virginia, issued a Demand for Arbitration to the Company, as the result of a dispute arising under a contract dated May 7, 1998 with the Company. EIS seeks $223,261 for software, licenses and services, which it claims are due and owing under the parties agreement, plus interest, attorneys' fees and costs. The Company claims that it notified EIS of major defects in the software, demanded that they be remedied, but EIS refused to do so and instead demanded payment. Further, the Company counter-claimed that it has suffered damages in excess of $200,000, plus costs and attorneys' fees, because the Company was forced to create alternative systems for performing the functions for which the EIS software was intended and suffered significant loss of business opportunities as a result of the failure of EIS's software to perform as promised. On November 15, 2000, the dispute was settled. In exchange for full mutual releases, the Company agreed to pay over to EIS the insurance proceeds the Company received from its insurer in payment of the Company's claim for coverage of a stolen server, including the resident software, that was provided by EIS. The amount of such insurance proceeds was $61,165.77.

ITEM 2.       Changes in Securities:

A. On August 23, 2000, the Company executed an Agreement and Plan of Reorganization ("Agreement") with GeneralSearch.com, Inc., a Minnesota corporation ("GSCI") and nine stockholders of GSCI pursuant to which 84.7826% of the issued and outstanding shares of common stock of GSCI were acquired by the Company in exchange for an aggregate of 38,152,178 shares of restricted common stock of the Company. By virtue of the reorganization, GSCI becomes a subsidiary of the Company. In connection with the acquisition, the Company issued an 8% convertible debenture in the face amount of $2,650,000, due December 31, 2000, to Ladenburg Thalmann & Co., Inc. ("Ladenburg") for financial advisory services rendered and the delivery of a fairness opinion. The Company also issued 2,700,000 shares of restricted common stock to Rangeley Corporation as an advisory fee in connection with the transaction. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933.

B. On August 29, 2000, the Company issued 5,062,963 shares of common stock and warrants to acquire an aggregate of 5,000,000 shares of common stock at an exercise price of $1.50 per share until March 31, 2005, upon conversion of all outstanding shares of Series A Convertible Preferred Stock (held by approximately 31 investors). All persons are accredited investors, and the Company believes that this transaction is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.       Defaults Upon Senior Securities:    None.

ITEM 4.       Submissions of Matters to a Vote of Security Holders:    None.

ITEM 5.       Other Information:

A. On July 31 ,2000, the Company entered in to an agreement with Star Anise S&T Co., Ltd. for business development services in Asian markets. On November 2, 2000, the Company and Star Anise mutually agreed to terminate the agreement as a result of the Company's decision to not pursue business development in Asian markets at this time. As a result of the termination, the option to acquire 3,500,000 shares of common stock of the Company that was granted to Star Anise pursuant to the agreement was cancelled in full.

B. On November 3, 2000, Jeffrey C. Bruss, a director of the Company, executed a Consent to Entry of Injunction in connection with a complaint filed by the U.S. Securities & Exchange Commission ("SEC") against Mr. Bruss in October 1998. The complaint alleged, among other things, that Mr. Bruss failed to: make adequate disclosure of compensation received by companies profiled in an investment newsletter prepared and distributed by a company he controlled; disclose sales of stock of profiled companies; provide accurate research of profiled companies; and accurately report the success of past stock picks. However, because final SEC approval is pending, the specific terms and conditions of the Entry of Injunction cannot be disclosed at this time. By executing the Consent, Mr. Bruss did not admit or deny any of the allegations in the complaint.

ITEM 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         Exhibit No.       Description


            2.8 Agreement and Plan of Reorganization between TeleServices Internet Group Inc. and GeneralSearch.com, Inc., dated August 22, 2000. (Incorporated by reference to Exhibit 2.8 of the Company's Form 8-K dated August 23, 2000 and filed on August 30, 2000).

            3.6 Bylaws as restated April 22, 1999. (Incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form SB-2 (file no. 333-78077) filed on May 7, 1999).

            3.9 Articles of Incorporation, as amended on June 14, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.9 of the Company's Current Report on Form 8-K dated June 14, 2000 and filed June 15, 2000).

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

            4.11 8% Convertible Debenture due December 31, 2000, issued by TeleServices Internet Group Inc. to Ladenburg Thalmann & Co., dated August 23, 2000 (Incorporated by reference to Exhibit 4.11 of the Company's Form 8-K filed on August 30, 2000).

            4.12 Registration Rights Agreement by and between TeleServices Internet Group Inc. and Ladenburg Thalmann & Co. Inc., dated August 23, 2000 (Incorporated by reference to Exhibit 4.12 of the Company's Form 8-K filed on August 30, 2000).

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

            10.21        TSIG.com 2000 Stock Plan dated July 14, 2000.
                         (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-8 (file no. 333-41716) filed July 19, 2000).

            10.22        Consulting Agreement between the Company and Paul W.
                         Henry dated May 15, 2000. (Incorporated by reference to
                         Exhibit 10.22 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

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

         On August 30, 2000, the Company filed a current report on Form 8-K, dated August 23, 2000, to report that the Company had acquired approximately 85% of the outstanding common stock of GeneralSearch.com, Inc. On November 6, 2000, the Company amended the report on Form 8-K/A-1 to provide certain required financial statements of GeneralSearch.com, Inc. On November 17, 2000, the amended the report on Form 8-K/A-2 to provide certain required pro forma combined financial information in connection with the acquisition of GeneralSearch.com, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TELESERVICES INTERNET GROUP INC.


Dated:  November 20, 2000                 /s/ Robert P. Gordon
                                          -------------------------------------
                                          Robert P. Gordon, Chairman


Dated:  November 20, 2000                 /s/ Paul W. Henry
                                          -------------------------------------
                                          Paul W. Henry, Chief Financial Officer

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER         DESCRIPTION
       -------        -----------

         2.8          Agreement and Plan of Reorganization between
                      TeleServices Internet Group Inc. and GeneralSearch.com,
                      Inc., dated August 22, 2000. (Incorporated by reference to Exhibit 2.8 of the Company's Form 8-K dated August
                      23, 2000 and filed on August 30, 2000).

         3.6 Bylaws as restated April 22, 1999. (Incorporated by reference to Exhibit 3.6 of the Company's Registration
                      Statement on Form SB-2 (file no. 333-78077) filed on
                      May 7, 1999).

         3.9 Articles of Incorporation, as amended on June 14, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.9 of the Company's Current Report on Form 8-K dated June 14, 2000 and filed June 15, 2000).

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

         4.11 8% Convertible Debenture due December 31, 2000, issued by TeleServices Internet Group Inc. to Ladenburg
                      Thalmann & Co., dated August 23, 2000 (Incorporated by reference to Exhibit 4.11 of the Company's Form 8-K filed on August 30, 2000).

         4.12         Registration Rights Agreement by and between
                      TeleServices Internet Group Inc. and Ladenburg Thalmann
                      & Co. Inc., dated August 23, 2000 (Incorporated by reference to Exhibit 4.12 of the Company's Form 8-K filed on August 30, 2000).

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

         10.20 Agreement to Serve as a Director between the Company and Frank Ragano dated September 29, 1999.
                      (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)





       EXHIBIT
       NUMBER         DESCRIPTION
       -------        -----------


         10.21        TSIG.com 2000 Stock Plan dated July 14, 2000.
                      (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-8 (file no.
                      333-41716) filed July 19, 2000).

         10.22        Consulting Agreement between the Company and Paul W.
                      Henry dated May 15, 2000. (Incorporated by reference to
                      Exhibit 10.22 of the Company's Quarterly Report on Form
                      10-QSB for the quarter ended June 30, 2000).

         27           Financial Data Schedule. (Filed herewith.)

