Form 10KSB
period 2000-12-31
TELESERVICES INTERNET GROUP INC
filed 2001-05-25
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from: ______________ to ______________

                Commission file number: 33-11059-A


                        TELESERVICES INTERNET GROUP INC.
           ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                       FLORIDA                                                    59-2773602
--------------------------------------------------------------        ---------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA                        33701
------------------------------------------------------------                      ----------
       (Address of principal executive offices)                                   (Zip Code)

Issuer's telephone number: (727) 897-4036

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.   $ -0-

         As of May 22, 2001, the aggregate market value of the voting stock held by non-affiliates, approximately 65,349,708 shares of Common Stock, was approximately $4,574,480 based on an average of the bid and ask prices of approximately $.07 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of May 22, 2001 was 83,788,556 shares.

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

         Acquisition of GeneralSearch.com, Inc.

         On August 23, 2000, the Company executed an Agreement and Plan of Reorganization ("Agreement") with GeneralSearch.com, Inc., a Minnesota corporation ("GSCI") and nine stockholders of GSCI pursuant to which 84.7826% of the issued and outstanding shares of common stock of GSCI were acquired by the Company in exchange for an aggregate of 38,152,178 shares of restricted common stock of the Company. By virtue of the reorganization, GSCI became a subsidiary of the Company. GSCI operates an Internet portal at www.generalsearch.com.

         Acquisition and Subsequent Rescission of The Affinity Group, Inc.

         On December 5, 2000, TSIG Newco Inc., a recently formed wholly-owned subsidiary of the Company, merged with and into The Affinity Group, Inc. ("Affinity"), resulting in the Company owning 100% of Affinity. The Company issued an aggregate of 35,000,000 shares of its restricted common stock ("Exchange Shares") pursuant to the November 29, 2000 Agreement and Plan of Reorganization (the "Reorganization Agreement") by and among the Company, TSIG Newco, Affinity and the nine shareholders of Affinity.

         On February 28, 2001, the Company and Affinity's former shareholders executed a Rescission/Reacquisition Settlement Agreement, pursuant to which the Reorganization Agreement was rescinded and the 35 million Exchange Shares were returned to the Company and cancelled.

         Present Operating Status of the Company and its Subsidiaries

         The Company and all of its subsidiaries have ceased business operations. In April 2000, the Company retained the services of a consultant to assist the Company in the restructuring and reorganization of the Company through a plan of reorganization under Chapter 11 of the federal bankruptcy code. While management and the consultant and other parties, including various shareholders of the Company, are attempting to restructure the develop a plan to raise capital and find a business combination candidate, the Company's management can offer no assurances that the Company will be successful in its efforts. As such, there is considerable doubt as to the Company's ability to continue as a going concern, or achieve material revenues or profitable operations.

         The Company requires additional financing. However, no assurances can be given that such financing will be available in the amount required or, if available, that it would be on terms satisfactory to the Company.

         Employees

         As of the date hereof, the Company and its subsidiaries currently employ two full-time and no part-time individuals.

Item 2.  Description of Property.

         The Company owns no real property. The Company has no real estate related investments.

Item 3.  Legal Proceedings.

         The Company is a defendant in various lawsuits brought by creditors of the Company, none of which are deemed to be material. The only pending material legal proceeding is described below.

         On June 17, 1999, the Company and Robert P. Gordon, individually and as a former officer of the Company, were named as defendants, among others, in an amended complaint filed by Miles and Rosalie Lerman in United States District Court for the District of New Jersey. The Lerman's claim that their broker-dealers (also named as defendants) made unauthorized transactions in their accounts in "high risk penny stocks," including the common stock of the Company, that resulted in losses in excess of $2,000,000. The complaint seeks recovery of actual and consequential damages, costs and attorneys' fees, and other forms of equitable relief from all defendants. The Company and Mr. Gordon have filed a motion for summary judgment, which is pending.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)      Market Information

         The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board maintained by the National Association of Securities Dealers (the "OTCBB") under the symbol "TIGI" (formerly "TSIG"). There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

         The following table sets forth the range of high and low bid quotations for the Company's Common Stock on the OTCBB for each quarter of 1999 and 2000.

                                            Low Bid         High Bid
                                            -------         --------

                  1st Qtr. 1999            $      .31      $      .48
                  2nd Qtr. 1999            $      .04      $      .38
                  3rd Qtr. 1999            $      .04      $      .08
                  4th Qtr. 1999            $     .038      $     .072

                  1st Qtr. 2000            $      .08      $     1.00
                  2nd Qtr. 2000            $      .18      $   2.4375*
                  3rd Qtr. 2000            $     .875*     $    2.375*
                  4th Qtr. 2000            $     .375*     $     1.51*

         The source of this information is the OTCBB. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

         * Note that on June 23, 2000, the Company effected a combination ("reverse-split") of its outstanding common stock on a ten-for-one basis, with one post-split share being issued in exchange for every ten pre-split shares.

(b)      Holders

         As of May 21, 2001, there were approximately 347 holders of record of the Company's Common Stock (not including beneficial owners who hold shares at broker/dealers in "street-name").

(c)      Dividends

         The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

(d)      Recent Sales of Unregistered Securities

A. On December 13, 2000, the Board Directors of the Company authorized the issuance of 450,000 shares of restricted common stock to Fluid Ventures, Inc. in settlement of a lawsuit filed against the Company in connection with Fluid's claim that it was entitled to liquidated damages from the Company for the Company's termination of a letter of intent to acquire Skoodles, Inc. The Company believes that this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

B. On December 5, 2000, TSIG Newco Inc., a recently formed wholly-owned subsidiary of the Company, merged with and into The Affinity Group, Inc. ("Affinity"), resulting in the Company owning 100% of Affinity. The Company issued an aggregate of 35,000,000 shares of its restricted common stock ("Exchange Shares") pursuant to the November 29, 2000 Agreement and Plan of Reorganization (the "Reorganization Agreement") by and among the Company, TSIG Newco, Affinity and the nine shareholders of Affinity. On February 28, 2001, the Company and Affinity's former shareholders executed a Rescission/Reacquisition Settlement Agreement, pursuant to which the Reorganization Agreement was rescinded and the 35 million Exchange Shares were returned to the Company and cancelled. The Company believes that this transaction is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933.

C. On August 29, 2000, the Company issued 5,062,963 shares of common stock and warrants to acquire an aggregate of 5,000,000 shares of common stock at an exercise price of $1.50 per share until March 31, 2005, upon conversion of all outstanding shares of Series A Convertible Preferred Stock (held by approximately 31 investors). All persons are accredited investors, and the Company believes that this transaction is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933.

D. On August 23, 2000, the Company executed an Agreement and Plan of Reorganization ("Agreement") with GeneralSearch.com, Inc., a Minnesota corporation ("GSCI") and nine stockholders of GSCI pursuant to which 84.7826% of the issued and outstanding shares of common stock of GSCI were acquired by the Company in exchange for an aggregate of 38,152,178 shares of restricted common stock of the Company. By virtue of the reorganization, GSCI becomes a subsidiary of the Company. In connection with the acquisition, the Company issued an 8% convertible debenture in the face amount of $2,650,000, due December 31, 2000, to Ladenburg Thalmann & Co., Inc. ("Ladenburg") for financial advisory services rendered and the delivery of a fairness opinion. The Company also issued 2,700,000 shares of restricted common stock to Rangeley Corporation as an advisory fee in connection with the transaction. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933.

E. On June 16, 2000, the Board Directors of the Company authorized the issuance of 450,000 shares of restricted common stock to Basic Investments, Ltd. in settlement of a threatened legal claim against the Company made with respect to registration rights. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

G. On January 28, 2000, the Board Directors of the Company authorized the issuance of 53,910 shares of restricted common stock to two former shareholders of GuaranTEE Time, Inc. (a former subsidiary of the Company) in connection with a settlement agreement dated August 6, 1998, regarding the disposition of GuaranTEE Time, Inc. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

H. On January 14, 2000, the Board Directors of the Company authorized the issuance of 2,000,000 shares of restricted common stock to James F. Gordon, the brother of Robert P. Gordon, a former officer and director of the Company, in settlement of a threatened legal claim against the Company made by James F. Gordon. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

I. On December 17, 1999, the Board Directors of the Company authorized the issuance of 1,000,000 shares of restricted common stock to two consultants for business development services. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

J. On December 15, 1999, the Board Directors of the Company authorized the issuance of 9,500,000 shares of restricted common stock and a warrant to purchase 9,500,000 shares of restricted common stock for a period of five years at an exercise price of $.04 per share, to Robert P. Gordon, an officer and director of the Company at the time, in cancellation of $380,000 in principal owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon. The Company believes that this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

K. On November 19, 1999, the Board Directors of the Company authorized the issuance of 16,537,880 shares of restricted common stock and a warrant to purchase 16,537,880 shares of restricted common stock for a period of five years at an exercise price of $.04 per share, to Robert P. Gordon, an officer and director of the Company at the time, in cancellation of $826,894 in principal and interest owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

L. The Company offered and sold a total of 18 convertible debentures totaling $3,777,000 in principal to 8 investors pursuant to a private placement which commenced in November 1998 and ended in April 1999. The terms of the debentures included interest at the rate of 8%, maturity on October 31, 1999, and the right to convert into shares of common stock at a 30% discount to the average market price for the five days prior to the date of conversion. The Company also filed a registration statement registering the shares of common stock issuable upon conversion of the debentures for resale by the investors. As of March 31, 1999, all debentures (principal and interest) had been converted into an aggregate of 92,653,597 shares of common stock.

         In connection with the offering, common stock purchase warrants covering 1,119,250 shares were also issued to the placement agent (250,000) and two of the investors (869,250). Each warrant is exercisable for a period of five years at an exercise price of $.16 per share. As of March 31, 2001, all warrants had been exercised except for one warrant to purchase 62,500 shares.

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

M. On June 8, 1999, a lawsuit pending in Circuit Court for Pinellas County, Florida was dismissed after a court-approved settlement in the case. The lawsuit originated on February 9, 1998, when Robert P. Gordon, who was an officer and director of the Company at the time, individually filed a lawsuit against Felcrest Trading Ltd. ("Felcrest"). On October 23, 1998, Felcrest filed a third party complaint against the Company, VSI (the Company's subsidiary), and then current and former officers and directors of the Company and VSI and other third parties. Pursuant to the settlement, the Company issued an aggregate of 4,402,923 shares of its common stock to Felcrest and the former officers and directors who had indemnification claims against the Company for the legal fees they incurred, while Mr. Gordon returned 4,402,923 of his shares to the Company for cancellation. Consequently, there was no increase in the outstanding shares of common stock as a result of the settlement. The issuance by the Company was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.

N. On February 22, 1999, the Board Directors of the Company authorized the issuance of 6,666,667 shares of restricted common stock to Robert P. Gordon, an officer and director of the Company at the time, in cancellation of $1,000,000 in principal owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         As of December 31, 2000, the Company had a stockholder's deficit of $8,988,744, an accumulated deficit of $125,522,922, and a working capital deficit of $8,988,744.

         The Company and all of its subsidiaries have ceased business operations. In April 2000, the Company retained the services of a consultant to assist the Company in the restructuring and reorganization of the Company through a plan of reorganization under Chapter 11 of the federal bankruptcy code. While management and the consultant and other parties, including various shareholders of the Company, are attempting to restructure the develop a plan to raise capital and find a business combination candidate, the Company's management can offer no assurances that the Company will be successful in its efforts. As such, there is considerable doubt as to the Company's ability to continue as a going concern, or achieve material revenues or profitable operations.

         The Company requires additional financing. However, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Item 7.  Financial Statements and Supplementary Data.

         The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On June 27, 2000 the independent accountant firm of Schumacher & Associates, Inc. was dismissed as the Company's auditors and the Company engaged the firm of BDO Seidman LLP to serve as the Company's auditors. A Current Report on Form 8-K was filed on July 5, 2000 to report the change in the accountants. The Current Report was amended on Form 8-K/A on July 24, 2000 to provide additional information about the change in auditors.

         On May 22, 2001 the independent accountant firm of BDO Seidman LLP was dismissed as the Company's auditors and the Company engaged Schumacher & Associates, Inc. to again serve as the Company's auditors. A Current Report on Form 8-K was filed on May 24, 2001 to report the change in the accountants.

                          INDEX TO FINANCIAL STATEMENTS

                        TeleServices Internet Group Inc.



                        CONSOLIDATED FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           December 31, 2000 and 1999

Report of Independent Certified Public Accountants                                F-2

 Consolidated Financial Statements:

         Consolidated Balance Sheet                                               F-3

         Consolidated Statements of Operations                                    F-4

         Consolidated Statement of Changes
          in Stockholders' (Deficit)                                              F-5

         Consolidated Statements of Cash Flows                                    F-6

         Notes to Consolidated Financial Statements                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
TeleServices Internet Group Inc.
St. Petersburg FL 33701

We have audited the accompanying consolidated balance sheet of TeleServices Internet Group Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of TeleServices Internet Group Inc. as of December 31, 2000, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            2525 Fifteenth Street, Suite 3H
                                            Denver, Colorado 80211



May 25, 2001

                        TeleServices Internet Group Inc.

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS

Current Assets
         Cash, restricted                                                               $        39,162
                                                                                        ---------------
           Total Current Assets                                                                  39,162

Furniture and equipment, net of
 accumulated depreciation of $761,047                                                           193,616
                                                                                        ---------------

TOTAL ASSETS                                                                            $       232,778
                                                                                        ===============


                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
         Accounts payable and accrued expenses                                          $     3,683,703
         Notes and advances payable, Affinity                                                   716,961
         Notes and advances payable, GSCI                                                     1,822,325
         Convertible debenture payable                                                        2,722,316
         Other                                                                                  276,217
                                                                                        ---------------

           Total Current Liabilities                                                          9,221,522
                                                                                        ---------------

TOTAL LIABILITIES                                                                             9,221,522
                                                                                        ---------------

Stockholders' (Deficit):

         Preferred stock, $2.00 stated value,
           10,000,000 shares authorized,
           none issued and outstanding                                                               --
         Common stock, $.0001 par value
           300,000,000 shares authorized,
           79,318,556 shares issued and
           outstanding                                                                            7,932
         Additional paid-in capital                                                         117,526,246
         Stock subscription receivable                                                       (1,000,000)
Accumulated (deficit)                                                                      (125,522,922)
                                                                                        ---------------

TOTAL STOCKHOLDERS' (DEFICIT)                                                                (8,988,744)
                                                                                        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                           $       232,778
                                                                                        ===============


The accompanying notes are an integral part of the financial statements.

                        TeleServices Internet Group Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Years Ended December 31,

                                                      2000             1999 .
                                                  -------------     -------------
Discontinued Operations:

 (Loss) from TSIG and wholly-owned
  subsidiaries' operations                        $ (19,157,895)    $ (13,013,051)

 (Loss) from investment in GSCI                     (59,843,041)               --

 (Loss) from VSI operations                                  --          (161,988)

 Gain on bankruptcy of VSI                                   --         4,541,689
                                                  -------------     -------------

Net (Loss)                                        $ (79,000,936)    $  (8,633,350)
                                                  =============     =============

Per Share                                         $       (1.51)    $       (0.65)
                                                  =============     =============

Weighted Average Shares Outstanding                  52,188,354        13,332,067
                                                  =============     =============



The accompanying notes are an integral part of the financial statements.

                        TeleServices Internet Group Inc.
                 STATEMENT OF CHANGES IN STOCKHOLDERS'(DEFICIT)

                From December 31, 1998 through December 31, 2000

                                                                 Additional                       Stock
                                    Common         Stock          Paid-in      Accumulated     Subscription
                                   No./Shares      Amount         Capital       (Deficit)       Receivable         Total
                                  ------------   ------------   ------------   ------------    ------------     ------------
Balance at December 31, 1998         6,497,164   $        650   $ 29,883,261   $(37,888,636)   $         --     $ (8,004,725)

Issuance of common stock for        18,561,152          1,856     11,454,798             --              --       11,456,654
cash and services

Imputed interest on
convertible debentures                      --             --      1,115,143             --              --        1,115,143

Net loss-year ended December
31, 1999                                    --             --             --     (8,633,350)             --       (8,633,350)
                                  ------------   ------------   ------------   ------------    ------------     ------------

Balance at December 31, 1999        25,058,316          2,506     42,453,202    (46,521,986)             --       (4,066,278)

Issuance of common stock for
cash, services and a
subscription                        13,408,068          1,341     17,884,088             --      (1,000,000)      16,885,429

Issuance of common stock for
acquisition of GSCI                 38,152,172          3,815     53,409,226             --              --       53,413,041

Issuance of common stock as a
finder's fee for acquisition
of GSCI                              2,700,000            270      3,779,730             --              --        3,780,000

Net loss-year ended December
31, 2000                                    --             --             --    (79,000,936)             --      (79,000,936)
                                  ------------   ------------   ------------   ------------    ------------     ------------

Balance at December 31, 2000
                                    79,318,556   $      7,932   $117,526,246   $(125,522,922)1 $ (1,000,000)    $ (8,988,744)
                                  ============   ============   ============   =============   ============     ============



The accompanying notes are an integral part of the financial statements.

                        TeleServices Internet Group Inc.

                            STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,

                                                            2000              1999  .
                                                        ------------      ------------
Cash Flows from Operating Activities:
Net (loss) from TSIG operations                         $(19,157,895)     $(13,013,051)
 Adjustment to reconcile net (loss)
  to net cash provided by operating
  activities:
         Increase (decrease) in accounts
          payable and accrued expenses                      (398,837)        1,474,866
         Non cash compensation and other                  14,566,644            45,205
                                                        ------------      ------------
Net Cash (Used in) Operating
 Activities                                               (4,990,088)      (11,492,980)
                                                        ------------      ------------

Cash Flows from Investing Activities:
 Acquisition of equipment                                         --          (341,615)
 Other                                                            --           706,309
                                                        ------------      ------------
Cash Flows Provided by Investing
 Activities                                                       --           364,694
                                                        ------------      ------------

Cash Flows from Financing Activities:
 Proceeds from notes, advances
  and debentures payable                                   4,076,603         2,862,780
 Preferred stock subscription
  received                                                        --           620,000
 Issuance of common stock                                    913,485           366,400
                                                        ------------      ------------

Net Cash Provided by Financing
 Activities                                                4,990,088         3,849,180
                                                        ------------      ------------

(Decrease) in Cash                                                --        (7,279,106)

Cash, Beginning of Period                                         --         7,279,106
                                                        ------------      ------------

Cash, End of Period                                     $         --      $         --
                                                        ============      ============

Interest Paid                                           $    206,861      $    214,052
                                                        ============      ============

Income Taxes Paid                                       $         --      $         --
                                                        ============      ============


The accompanying notes are an integral part of the financial statements.

                        TeleServices Internet Group Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

(1)      Organization and Nature of Operations

         TeleServices Internet Group Inc. (TSIG) was incorporated under the laws of the State of Florida on October 1, 1986.

         TSIG has three wholly-owned subsidiaries; American International Travel Agency, Inc. (AIT), My MusicCard Company (MMC) and My Card, Inc. (MCI). TSIG also owns approximately 85% of GeneralSearch.com, Inc. (GSCI).

         AIT was in the retail travel services business. MMC was formed for the purpose of establishing an internet-based discount retail music CD and cassette tape business and MCI was formed for the purpose of development of an e-commerce business. GSCI was acquired on August 23, 2000 and was a development-stage company that since its inception had devoted its efforts to capital raising and developing its website for online users.

         TSIG and all of its subsidiaries have ceased business operations. TSIG entered into a consulting agreement dated April 6, 2001 whereby TSIG retained the services of the consultant to assist TSIG in restructuring and reorganization of TSIG through a plan of reorganization under Chapter 11 of the federal bankruptcy laws.

         The consolidated financial statements include the accounts of TSIG and all wholly owned subsidiaries for the two years ended December 31, 2000 but exclude the accounts of GSCI. As of December 31, 2000, TSIG had notes and advance payable to GSCI of approximately $1,822,325. Consolidation of TSIG with GSCI would result in the elimination of this liability on a consolidated basis and result in a material understatement of its liabilities. TSIG has recorded its total investment in GSCI of approximately $59,843,041 as a loss in during the year ended December 31, 2000.

(2)      Summary of Significant Accounting Policies

         This summary of significant accounting policies of TeleServices Internet Group Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                        TeleServices Internet Group Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

(2)      Summary of Significant Accounting Policies, continued

         (a)      Per Share Information

                  Per share information is based upon the weighted average number of shares outstanding during the period.

                  The Company effected during 2000 a one for ten reverse stock split. All references to common stock have been retroactively adjusted to give effect to this stock split.

         (b)      Income Taxes

                  As of December 31, 2000, TeleServices Internet Group Inc. had net operating losses available for carry-over to future years of approximately $125,500,000, expiring in various years through 2020. Utilization of these carryovers may be limited due to changes in control of the Company. As of December 31, 2000, the company has total deferred tax assets of approximately $25,000,000 due to operating loss carry forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $25,000,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2000.

         (c)      Use of Estimates in Preparation of Financial Statements

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported period. Significant assumptions in the accompanying financial statements relate to the Company's ability to continue as a going concern as described in note 2. The ultimate reasonableness of the assumptions cannot presently be determined. Actual results could differ from those estimates.

         (d)      Principles of Consolidation

                  All wholly owned subsidiaries are included in the consolidation, See Note 1. All inter-company accounts and transactions related to consolidated subsidiaries have been eliminated in the consolidation.

                        TeleServices Internet Group Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

(2)      Summary of Significant Accounting Policies, continued

         (e)      Restricted Cash

                  Restricted cash represents amounts on deposit owed as collateral for various restricted purposes.

         (f)      Concentration of Credit Risk

                  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash investments and trade accounts receivable. At December 31, 2000 the Company had no concentrations of credit risk.

(3)      Basis of Presentation - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to restructure its business, raise capital and locate a business combination candidate.

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet is financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken provide the opportunity for the Company to continue as a going concern.

(4)      Advances and Notes Payable

         At December 31, 2000 TSIG had advances and notes payable to The Affinity Group, Inc. (Affinity), including accrued interest totaling approximately $716,961. TSIG had entered into a business combination agreement with Affinity which was subsequently rescinded.

         At December 31, 2000 TSIG has advances and notes payable to GSCI, including accrued interest totaling approximately $1,822,325.

                        TeleServices Internet Group Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

(5)      Common Stock Issued

         During 2000 and 1999, 13,408,068 and 18,561,152 shares of common stock were issued for cash, services and a subscription totaling $16,885,429 and $11,456,654, respectively.

         In addition, 38,152,172 shares of common stock were issued for acquisition of GSCI recorded at approximately $1.40 per share, the closing price of the stock on that day. TSIG also issued 2,700,000 shares of its common stock as a finder's fee for the acquisition of GSCI, recorded at $1.40 per share. TSIG also issued a $2,650,000 8% convertible debenture for payment of a financial advisory fee related to the GSCI acquisition. The debenture is convertible at 85% of the market price of TSIG's common stock on the conversion date. At the time of acquisition, GSCI had minimal monetary assets other than approximately $1,600,000 of receivables from TSIG and therefore the total purchase price of approximately $59,843,041 was related to anticipated goodwill. As of December 31, 2000, the entire $59,843,041 investment was recorded as a loss.

(6)      Stock Options

         As of December 31, 2000, TSIG had various stock options outstanding, all of which were exercisable at amounts significantly in excess of market.

(7)      Visitors Services, Inc. Bankruptcy

         On March 5, 1999, Visitors Services, Inc. (VSI) at that time, a wholly-owned subsidiary of TSIG filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code, resulting in a net gain from the liquidation of the assets and relief from liabilities of the business totaling approximately $4,541,689.

(8)      Related Party Transactions

         The stockholders have made various demand loans to the Company for operating capital. Certain of these loans have been converted to common stock during 2000 and 1999.

                        TeleServices Internet Group Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

(9)      Creditor Delinquencies

         The Company is materially delinquent on payment of various creditor obligations including various obligations to the Internal Revenue Service.

(10)     Fourth Quarter Adjustments

         During the fourth quarter of 2000, the Company re-evaluated its accounting treatment for the August 23, 2000 acquisition of GSCI and determined accounting for the transaction as a purchase of GSCI by TSIG rather than as a reverse acquisition was more appropriate. Factors including preliminary discussions indicating that TSIG is likely to have certain shares of TSIG returned from former shareholders of GSCI as part of the reorganization of TSIG led to the revised conclusion. As described in note 1 above, TSIG has recorded a loss for its total investment in GSCI totaling approximately $59,843,041 and in addition has approximately $1,822,325 of advances and notes payable to GSCI.

(11)     Litigation

         TSIG and its wholly owned subsidiaries are subject to various creditor litigation in process, pending and threatened. Accounts payable and accrued expenses provided in the accompanying financial statements include provisions for estimated amounts related to these claims. A contingency exists with respect to this matter, the ultimate revolution of which cannot presently be determined.

         TSIG has also been named as a defendant in litigation from a couple claiming that their broker dealer made unauthorized transactions in their account in "high risk penny stocks" including common stock of TSIG. The plaintiffs are seeking recovery of their losses. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

                        TeleServices Internet Group Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

(12)     Stock Subscription Receivable

         During 2000, the Company granted an option to a person that was an officer/director at that time, to acquire 1,000,000 shares of its common stock at $1.00 per share. The option was exercised without payment. A contra-equity amount was recorded as a stock subscription receivable in the amount of $1,000,000. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

(13)     Furniture and Equipment

         At December 31, 2000, TSIG had furniture, equipment and leasehold improvements with a carrying value of $193,616 after accumulated depreciation of $761,047. Subsequent to December 31, 2000, TSIG sold all of its furniture, equipment and leasehold improvements for $412,000 as part of the Affinity rescission agreement. The $412,000 was credited against balances owed to Affinity.

(14)     Termination of Employment Separation Agreement

         Effective November 22, 2000, TSIG assigned the executive employment agreement of its former chairman/CEO to an entity along with the assignment of debts and obligations of the executive to TSIG and the assignment of the promissory notes of the executive to GSCI.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS OF THE REGISTRANT

         The Company has a Board of Directors (the "Board") which is currently comprised of two members. Each director holds office until the next annual meeting of Shareholders or until a successor is elected or appointed. The members of the Board of Directors of the Company are as follows:

                                                                       Director of
         Directors                               Age                  Company Since
         ---------                               ---                  -------------

         Paul W. Henry                            54                  September 1996
         J.R. LeShufy                             76                     June 1999

PAUL W. HENRY
Director

Paul Henry has served as a director and as corporate secretary and treasurer of TSIG.com since September 1996. He has served as Chief Accounting and Financial Officer ("CFO") since November 2000 and as Chief Executive Officer ("CEO") since February 2001. During the past ten years, Mr. Henry has been retained as an independent financial consultant by various institutions, including: Phoenix Information Systems, an airline reservation system company; Essex Investment Management Company, Boston, an institutional fund manager; and Caithness Corporation, New York, a natural resources development company. Mr. Henry holds a bachelor's degree in economics from Yale University, and a master's degree in business administration from Northeastern University.

J.R. LESHUFY
Director

J.R. LeShufy, a TSIG.com director since June 1999, is a private investor and entrepreneur with a background in developing companies. Mr. LeShufy was formerly president of Basic Investments Ltd., a major investor in TSIG.com. He is a director of Inkine Pharmaceuticals, a biopharmaceutical company, whose stock trades on the NASDAQ under the symbol INKP. Mr. LeShufy was the president and founder of Consolidated Fine Arts Ltd., an innovative marketing company for the visual arts, primarily in graphics and art books.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their respective positions are as follows:

PAUL W. HENRY
CEO, CFO, Secretary and Treasurer

In addition to being a director of the Company, Mr. Henry currently serves as Chief Executive Officer, Chief Financial and Accounting Officer, Secretary and Treasurer of the Company. Mr. Henry has been with the Company since September 1996. Mr. Henry's biography is set forth above.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         In December 1997, Phoenix Information Systems Corp. ("Phoenix") declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. At that time, Paul W. Henry was a director and an officer of Phoenix.

         On March 5, 1999, the Company's wholly-owned subsidiary, Visitors Services International Inc. ("VSI"), filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. At that time, Paul W. Henry was a director and officer of VSI.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Because the Company does not have any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, compliance with Section 16(a) is not required.

Item 10. Executive Compensation.

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and each of the four highest paid executive officers of the Company.

Summary Compensation Table

         The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company and/or its subsidiaries during each of the fiscal years ended December 31, 2000, 1999 and 1998, to or for the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the year ended 2000.

                                                                        Annual Compensation
                                                           ---------------------------------------------

              (a)                               (b)            (c)              (d)             (e)
             Name                              Year                                            Other
              And                              Ended                                           Annual
           Principal                         December        Salary             Bonus       Compensation
           Position                             31             ($)               ($)            ($)
           ---------                        ----------     ----------         ----------    ------------

         Paul W. Henry,                           2000     $  128,865(n1)            -0-            -0-
         CEO, CFO, Secretary,                     1999     $  180,000(n2)            -0-            -0-
         Treasurer, Director                      1998     $   73,333(n3)            -0-            -0-

(n1) Of this amount, $87,250 was actually paid in 2000, and the balance of $41,615 was accrued and payable as of December 31, 2000.

(n2) Of this amount, $121,667 was actually paid in 1999, and the balance of $58,833 is accrued and payable as of December 31, 1999.

(n3) Of this amount, $37,500 was actually paid in 1998, and the balance of $35,833 was accrued and paid in 1999.

                                                       Long Term Compensation
                                            --------------------------------------------
                                                      Awards                   Payouts
                                            -------------------------         ----------

       (a)                      (b)            (f)            (g)                 (h)           (i)
       Name                     Year        Restricted
       And                     Ended          Stock          Shares              LTIP         All Other
    Principal                 December       Award(s)      Underlying           Payouts     Compensation
     Position                    31            ($)          Options               ($)           ($)
    ---------                ----------     ----------     ----------         ----------    ------------

Paul W. Henry,                     2000            -0-        750,000(n1)            -0-            -0-
CEO, CFO, Secretary,               1999            -0-        206,836(n2)            -0-            -0-
Treasurer, Director                1998            -0-        100,000(n2)            -0-            -0-

Note: Appropriate adjustments have been made to reflect the ten-for-one combination ("reverse split") of the Company's common stock that was effected on June 23, 2000.

(n1) On May 15, 2000, pursuant to a new employment/consulting agreement, Mr. Henry was granted options to purchase 450,000 shares of common stock at an exercise price of $1.40 per share, the first 50,000 to vest on July 1, 2000, and the balance to vest at the rate of 50,000 shares per quarter, with the final 50,000 shares to vest on July 1, 2002. These options shall all expire on the earlier of May 15, 2005, or one year following the date of termination of the Agreement. On December 6, 2000, the Board reduced the exercise price of the 450,000 options to $1.00 per share, due to the substantial decline in the market price of the Company's common stock.

         On July 31 ,2000, the Board granted Mr. Henry an option to acquire 300,000 shares of common stock at an exercise price of $1.20 per share, which shall vest and become exercisable, so long as he remains a director of the Company, on a quarterly basis over a three year period, expiring July 31, 2005.

(n2) On December 17, 1999, Mr. Henry was granted options to acquire 206,836 shares of common stock at an exercise price of $.70 per share. These options are in replacement of any outstanding options that had been granted in prior years (including the 100,000 options granted in 1998).

Option/SAR Grants in Last Fiscal Year

         The information provided in the table below provides information with respect to individual grants of stock options during 2000 to each of the executive officers named in the Summary Compensation Table above. The Company did not grant any stock appreciation rights during 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

              (a)                         (b)                 (c)                 (d)                (e)
                                                           % of Total
                                       Number of          Options/SARS
                                      Securities           Granted to
                                      Underlying           Employees          Exercise or
                                     Options/SARs          in Fiscal           Base Price         Expiration
              Name                    Granted (#)          Year (n1)             ($/Sh)              Date
              ----                   ------------         ------------        -----------         ----------

Paul W. Henry                             450,000              3.7%              $ 1.00            05/15/05
                                          300,000              2.5%              $ 1.20            07/31/05

Notes:

Note: Appropriate adjustments have been made to reflect the ten-for-one combination ("reverse split") of the Company's common stock that was effected on June 23, 2000.

(n1) The percentage of total options granted in the fiscal year is based upon all options, on a post-reverse-split basis (approximately 12,072,602), granted to eligible participants (which includes officers, directors, employees, consultants and advisors) under each of the Company's employee stock option plans in fiscal 2000 (not all options granted during 2000 remained outstanding as of December 31, 2000).

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 2000 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options.

           (a)                  (b)            (c)                  (d)                         (e)
                                                                                              Value of
                                                                 Number of                  Unexercised
                                                           Securities Underlying            In-the-Money
                                                                Unexercised               Options/SARs at
                                                              Options/SARs at                FY-End($)
                                                                 FY-End (#)
                              Shares          Value
                            Acquired on      Realized           Exercisable/                Exercisable/
          Name             Exercise (#)      ($)(n1)           Unexercisable             Unexercisable(n1)
          ----             ------------      --------      ---------------------         -----------------

Paul W. Henry                   -0-            N/A            356,836/600,000                   N/A

Note: Appropriate adjustments have been made to reflect the ten-for-one combination ("reverse split") of the Company's common stock that was effected on June 23, 2000.

(n2) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value (based on the reported low bid quotations) of the Common Stock underlying the options and the exercise price for the options at exercise or fiscal year end, respectively.

Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

         This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during fiscal 2000.

Compensation of Directors.

         On December 17, 1999, J.R. LeShufy, a director of the Company, was granted options to acquire 60,000 shares of the Company's common stock at an exercise price per share equal to $.70 (appropriate adjustments have been made to reflect the ten-for one reverse-split that became effective in June 2000). The options expire on December 31, 2004. On July 31, 2000, the Board deemed all such options immediately vested. In addition, on July 31 ,2000, the Board granted Mr. LeShufy an option to acquire 300,000 shares of common stock at an exercise price of $1.20 per share, which shall vest and become exercisable, so long as he remains a director of the Company, on a quarterly basis over a three year period, expiring July 31, 2005.

         On December 17, 1999, Robert P. Gordon, an officer and director of the Company, was granted options to acquire 1,000,000 shares of the Company's common stock at an exercise price per share equal to $.70 (appropriate adjustments have been made to reflect the ten-for one reverse-split that became effective in June
2000). On May 25, 2000, the Board deemed all such options immediately vested. On July 31, 2000, Mr. Gordon exercised these options. On June 22, 2000, the Board granted Mr. Gordon an option to acquire an aggregate of 4,000,000 shares at an exercise price of $1.20 per share, that vest upon the closing of various pending acquisition and expire on July 31, 2005. In addition, on July 31, 2000, the Board granted Mr. Gordon an option to acquire 300,000 shares of common stock at an exercise price of $1.20 per share, which shall vest and become exercisable, so long as he remains a director of the Company, on a quarterly basis over a three year period, expiring July 31, 2005. Mr. Gordon subsequently forfeited 500,000 of the options granted on June 22, 2000 and all 300,000 options granted on July 31 ,2000 when he resigned as an officer and director of the Company effective December 5, 2000 pursuant to a Separation Agreement dated November 22, 2000.

         On December 17, 1999, Paul W. Henry, an officer and director of the Company at that time, was granted options to acquire 206,836 shares of the Company's common stock at an exercise price per share equal to $.70 (appropriate adjustments have been made to reflect the ten-for one reverse-split that became effective in June 2000).

The options expire on December 31, 2004. These options superseded and replaced any prior options held by Mr. Henry. On July 31, 2000, the Board deemed all such options immediately vested. In addition, on July 31, 2000, the Board granted Mr. Henry an option to acquire 300,000 shares of common stock at an exercise price of $1.20 per share, which shall vest and become exercisable, so long as he remains a director of the Company, on a quarterly basis over a three year period, expiring July 31, 2005. Mr. Henry was also granted options pursuant to his employment/consulting agreement, as described below under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

         Pursuant to his Agreement to Serve as a Director dated September 29, 1999, Frank Ragano, a director of the Company at that time, was granted options to acquire 90,000 shares of the Company's common stock at an exercise price per share equal to $.50 (appropriate adjustments have been made to reflect the ten-for one reverse-split that became effective in June 2000). The options expire on December 31, 2004. On July 31, 2000, the Board deemed all such options immediately vested. In addition, on July 31, 2000, the Board granted Mr. Ragano an option to acquire 300,000 shares of common stock at an exercise price of $1.20 per share, which shall vest and become exercisable, so long as he remains a director of the Company, on a quarterly basis over a three year period, expiring July 31, 2005. Mr. Ragano resigned as a director on February 14, 2001.

         On October 1, 2000, Jeffrey Bruss was granted an option to acquire an aggregate of 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, until October 1, 2005. The option was fully vested. On October 26, 2000, Mr. Bruss exercised the option in part and was issued 1,000,000 shares. Mr. Bruss resigned as a director of the Company on April 4, 2001.

         Except as set forth above, no compensation was paid by the Company to its Directors for any service provided as a director during the fiscal year covered by this report. On June 22, 2000, the Board agreed to pay fees of $2,500 per meeting to outside directors and $1,000 per committee meeting for the Chairmen of the Audit Committee and the Compensation Committee; however, no such fees were actual paid in 2000. In addition, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, postage, and federal express charges.

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

         On May 15, 2000, the Company entered in to a new Consulting Agreement with Paul W. Henry. The Consulting Agreement provides for an annual fee of $150,000 until October 31, 2000, and $180,000 annual thereafter, until December 31, 2002. Mr. Henry is entitled to compensation through the term of the Agreement if he is terminated without cause. In addition, Mr. Henry was granted options to purchase 450,000 shares of common stock (post-reverse-split) at an exercise price of $1.40 per share (post-reverse), the first 50,000 to vest on July 1, 2000, and the balance to vest at the rate of 50,000 shares per quarter, with the final 50,000 shares to vest on July 1, 2002. These options shall all expire on the earlier of May 15, 2005, or one year following the date of termination of the Agreement. On July 31, 2000, the Consulting Agreement was converted to an employment agreement, with all other terms remaining the same. On December 6, 2000, the Board reduced the exercise price of the 450,000 options to $1.00 per share, due to the substantial decline in the market price of the Company's common stock.

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

Employee Benefit and Consulting Services Compensation Plans

         The Company currently has three Employee Benefit and Consulting Services Compensation Plan in effect:

         1. The TSIG.com Incentive Stock Plan, which covers up to 5,000,000 shares (post-split) of common stock. Half of these shares have been registered on Form S-8.

         2. The TSIG.com 2000 Stock Plan, which covers up to 9,500,000 shares (post-split) of common stock. All of these shares have been registered on Form S-8.

         3. The General Search Stock Plan, which covers up to 782,602 shares (post-split) of common stock of the Company. This plan was assumed by the Company upon the acquisition of a majority interest of General Search.

         Under the plans the Company may issue shares of common stock and/or grant options to purchase common stock to qualified consultants, advisors, officers, directors and employees of the Company and its subsidiaries. The purpose of the plans is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress of the Company. The plans are administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries are liable if a direct issue of stock and all other terms on which each option shall be granted.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The only class of voting security of the Company is Common Stock. The following table sets forth, as of May 22, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

                                                      Amount and Nature of
Name and Address of Beneficial Owner (1)           Beneficial Ownership(1)(2)         Percent of Class (3)
----------------------------------------           --------------------------         --------------------
Paul W. Henry (4)                                            635,336                               *
J.R. LeShufy (5)                                             185,000                               *
Jeffrey Bruss (6)                                         19,861,865                           23.3%
Robert P. Gordon (7)                                       6,126,364                            6.9%
Includes all officers and directors of the                   820,336                           0.97%
Company as a group (2 persons)

----------

*        Represents less than one percent.

(1) Unless otherwise indicated, all shares are beneficially owned by the persons named, and the address of each person is c/o the Company at 100 Second Avenue South, City Center, Suite 1000, St. Petersburg, Florida 33701.

(2) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(3) Based upon 83,788,556 shares of Common Stock outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(4) Paul W. Henry is an officer and director of the Company. Included in the table are 3,500 shares owned by Mr. Henry and options that have vested or will be vested within the next 60 days to purchase 631,836 shares.

(5) J.R. LeShufy is a director of the Company. Included in the table are options that have vested or will be vested within the next 60 days to purchase 185,000 shares of common stock.

(6) Jeffrey Bruss is a former director of the Company and is an officer and director of the Company's subsidiary, GeneralSearch.com, Inc. Included in the table are 631,000 shares owned by Mr. Bruss, 17,804,348 shares owned by Mr. Bruss's spouse, and 1,426, 517 shares which Mr. Bruss has the right to acquire pursuant to options that have vested. Mr. Bruss's address is 3003 Butterfield Rd, Suite 120, Oak Brook, IL 60523.

(7) Robert P. Gordon is a former officer and a former director of the Company. Mr. Gordon individually owns 1,086,375 shares. Also included are 36,201 shares owned by Heaven International, Inc., which is controlled by Robert P. Gordon. Included in the table are 5,003,788 shares which Mr. Gordon has the right to acquire pursuant to options that have vested. Mr. Gordon's address is 200 Beach Avenue N.E., Unit #1, St Petersburg, FL 33701.

Item 12. Certain Relationships and Related Transactions.

         On November 22, 2000, Robert P. Gordon entered into a Separation Agreement with the Company, providing for the resignation of Mr. Gordon as an officer and director of the Registrant. The resignation became effective upon the closing of the acquisition of The Affinity Group, Inc. on December 5, 2000. Pursuant to the Separation Agreement, the Company assigned its rights and obligations under the December 4, 1998 Employment Agreement between Mr. Gordon and the Company to Perch, Inc., a Florida corporation. Mr. Gordon is also an affiliate of Perch. Pursuant to the Separation Agreement, the Company assigned its rights and interests in debts owed to the Company by Mr. Gordon, in the aggregate amount of $1,322,066. On November 27, 2000, and as contemplated by the Separation Agreement, the Company entered into a Consulting Agreement with Mr. Gordon, pursuant to which Mr. Gordon was to provide consulting services to the Company for a fee of $5,000 per month for three months. The term of the Consulting Agreement commenced January 1, 2001 and ended on March 31, 2001.

         On August 23, 2000, the Company executed an Agreement and Plan of Reorganization with GeneralSearch.com, Inc., a Minnesota corporation ("GSCI") and nine stockholders of GSCI pursuant to which 84.7826% of the issued and outstanding shares of common stock of GSCI were acquired by the Company in exchange for an aggregate of 38,152,178 shares of restricted common stock of the Company. By virtue of the reorganization, GSCI became a subsidiary of the Company. Of the 38,152,178 shares of common stock of the Company that were issued, 17,804,348 shares were issued to Michelle Bruss, the spouse of Jeffrey Bruss. Mr. Bruss is an officer and director of GSCI. Mr. Bruss became a director of the Company on August 23, 2000, and subsequently resigned on April 4, 2001. Also, 3,913,044 shares were issued to Jane Hollister. Ms. Hollister is the mother-in-law of Robert P. Gordon, a former officer and director of the Company. Mr. Gordon disclaims any beneficial ownership of Ms. Hollister's shares.

         In connection with the Company's private placement of shares of Series A Convertible Preferred Stock, Frank Ragano and his wife purchased 25,000 shares for $50,000 in August 1999. Subsequently, Mr. Ragano became a director of the Company. The purchase was made on the same terms as other investors in the offering. Mr. Ragano subsequently resigned as a director on February 14, 2001.

         In connection with the Company's private placement of shares of Series A Convertible Preferred Stock, a trust which benefits the children of Robert P. Gordon, an officer and director of the Company at that time, purchased 50,000 shares for $100,000 in January 2000. The purchase was made on the same terms as other investors in the offering. Mr. Gordon disclaims any control over the trust or any beneficial ownership of the shares of Series A Convertible Preferred Stock purchased by the trust.

         On December 15, 1999, the Board Directors of the Company authorized the issuance of 9,500,000 shares (pre-split) of restricted common stock and a warrant to purchase 9,500,000 shares of restricted common stock for a period of five years at an exercise price of $.04 per share, to Robert P. Gordon, an officer and director of the Company at that time, in cancellation of $380,000 in principal owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon.

         On November 19, 1999, the Board Directors of the Company authorized the issuance of 16,537,880 shares (pre-split) of restricted common stock and a warrant to purchase 16,537,880 shares (pre-split) of restricted common stock for a period of five years at an exercise price of $.04 per share, to Robert P. Gordon, an officer and director of the Company at that time, in cancellation of $826,894 in principal and interest owed to Mr. Gordon for funds previously loaned to the Company by Mr. Gordon.

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

              2.9            Agreement and Plan of Reorganization by and among TeleServices Internet
                             Group Inc., TSIG Newco Inc., The Affinity Group, Inc. and certain shareholders of The Affinity Group, Inc., dated November 29, 2000.
                             (Incorporated by reference to Exhibit 2.9 of the Company's Form 8-K dated December 5, 2000 and filed on December 27, 2000).

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

              10.28          Separation Agreement by and among TeleServices Internet Group Inc.,
                             Robert P. Gordon and Perch, Inc. dated November 22, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated December
                             5, 2000 and filed on December 27, 2000).

              10.29          Consulting Agreement by and between TeleServices Internet Group Inc.
                             and Robert P. Gordon dated November 27, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 5,
                             2000 and filed on December 27, 2000).

              10.30          Bill of Sale between TeleServices Internet Group Inc. and The Affinity
                             Group, Inc. dated February 28, 2001. (Incorporated by reference to the
                             Company's Current Report of Form 8-K dated February 9, 2001 and filed on March 8, 2001.)

              10.31          Absolute Assignment of Intangible Assets and Assumption by Assignee of
                             Certain Obligations between TeleServices Internet Group Inc. and The
                             Affinity Group, Inc. dated February 28, 2001. (Incorporated by reference to the Company's Current Report of Form 8-K dated February 9,
                             2001 and filed on March 8, 2001.)

              10.32          Agreement for Assignment & Assumption of Lease and Consents of
                             Guarantor and Landlord Thereto among TeleServices Internet Group Inc.,
                             The Affinity Group, Inc. and City Center Associates, Ltd. (Landlord)
                             dated February 28, 2001. (Incorporated by reference to the Company's
                             Current Report of Form 8-K dated February 9, 2001 and filed on March 8,
                             2001.)

              10.33          Rescission/Reacquisition Settlement Agreement by and among TeleServices
                             Internet Group Inc., The Affinity Group, Inc. and certain former shareholders of The Affinity Group, Inc., dated February 28, 2001.
                             (Incorporated by reference to the Company's Current Report of Form 8-K dated February 9, 2001 and filed on March 8, 2001.)

              10.34          Consulting Agreement by and between TeleServices Internet Group Inc.
                             and Bernard Deutsch dated April 6, 2001. (Filed herewith.)

              21.4           List of Subsidiaries of the Company. (Filed herewith.)

(b)      Reports on Form 8-K.

         On November 6, 2000, the Company filed a Current Report on Form 8-K/A-1 to provide certain financial statements of GeneralSearch.com, Inc., required in connection with the Company's acquisition of a controlling interest of GeneralSearch.com, Inc. in August 2000.

         On November 17, 2000, the Company filed a Current Report on Form 8-K/A-2 to provide certain pro-forma combined financial information, required in connection with the Company's acquisition of a controlling interest of GeneralSearch.com, Inc. in August 2000

         On December 28, 2000, the Company filed a Current Report on Form 8-K to report the acquisition of 100% of The Affinity Group, Inc. on December 5, 2000.

         On March 8, 2001, the Company filed a Current Report on Form 8-K to report that on February 28, 2001, the acquisition of The Affinity Group, Inc. was rescinded by mutual agreement.

         On May 24, 2001, the Company filed a Current Report on Form 8-K to report that the Company had engaged the accounting firm of Schumacher & Associates, Inc. to serve as auditors, replacing BDO Seidman LLP.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TELESERVICES INTERNET GROUP INC.


Dated:  May 25, 2001                  /s/ Paul W. Henry
                                      ------------------------------------------
                                      Paul W. Henry, CEO, Secretary, Treasurer
                                      and Chief Financial and Accounting Officer

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

         Name                                        Title                              Date
         ----                                        -----                              ----

/s/ Paul W. Henry                           CEO, CFO, Secretary, Treasurer, and         May 25, 2001
------------------------------              Director
Paul W. Henry

/s/ J.R. LeShufy                            Director                                    May 25, 2001
------------------------------
J.R. LeShufy

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

              2.9            Agreement and Plan of Reorganization by and among TeleServices Internet
                             Group Inc., TSIG Newco Inc., The Affinity Group, Inc. and certain shareholders of The Affinity Group, Inc., dated November 29, 2000.
                             (Incorporated by reference to Exhibit 2.9 of the Company's Form 8-K dated December 5, 2000 and filed on December 27, 2000).

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

              10.28          Separation Agreement by and among TeleServices Internet Group Inc.,
                             Robert P. Gordon and Perch, Inc. dated November 22, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated December
                             5, 2000 and filed on December 27, 2000).

              10.29          Consulting Agreement by and between TeleServices Internet Group Inc.
                             and Robert P. Gordon dated November 27, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 5,
                             2000 and filed on December 27, 2000).

              10.30          Bill of Sale between TeleServices Internet Group Inc. and The Affinity
                             Group, Inc. dated February 28, 2001. (Incorporated by reference to the
                             Company's Current Report of Form 8-K dated February 9, 2001 and filed on March 8, 2001.)

              10.31          Absolute Assignment of Intangible Assets and Assumption by Assignee of
                             Certain Obligations between TeleServices Internet Group Inc. and The
                             Affinity Group, Inc. dated February 28, 2001. (Incorporated by reference to the Company's Current Report of Form 8-K dated February 9,
                             2001 and filed on March 8, 2001.)

              10.32          Agreement for Assignment & Assumption of Lease and Consents of
                             Guarantor and Landlord Thereto among TeleServices Internet Group Inc.,
                             The Affinity Group, Inc. and City Center Associates, Ltd. (Landlord)
                             dated February 28, 2001. (Incorporated by reference to the Company's
                             Current Report of Form 8-K dated February 9, 2001 and filed on March 8,
                             2001.)

              10.33          Rescission/Reacquisition Settlement Agreement by and among TeleServices
                             Internet Group Inc., The Affinity Group, Inc. and certain former shareholders of The Affinity Group, Inc., dated February 28, 2001.
                             (Incorporated by reference to the Company's Current Report of Form 8-K dated February 9, 2001 and filed on March 8, 2001.)

              10.34          Consulting Agreement by and between TeleServices Internet Group Inc.
                             and Bernard Deutsch dated April 6, 2001. (Filed herewith.)

              21.4           List of Subsidiaries of the Company. (Filed herewith.)