Form 10QSB
period 2001-03-31
TELESERVICES INTERNET GROUP INC
filed 2001-06-04
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 2001

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from            to
                                                     ----------     ----------
                      Commission file number:  33-11059-A

                        TELESERVICES INTERNET GROUP INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

          FLORIDA                                               59-2773602
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

       100 SECOND AVENUE SOUTH, SUITE 1000, ST. PETERSBURG, FLORIDA 33701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 897-4036
                                 --------------
                           (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 31, 2001, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 83,788,556 SHARES OUTSTANDING.

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

                                                                                                Page
                                                                                                ----
PART  I.          FINANCIAL INFORMATION

         Item 1.      Consolidated Financial Statements (Unaudited)                              F-1

                  Consolidated Balance Sheets                                                    F-2

                  Consolidated Statements of Operations                                          F-3

                  Consolidated Statements of Cash Flows                                          F-4

                  Notes to Consolidated Financial Statements                                     F-5

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                          2

PART  II.         OTHER  INFORMATION                                                               3

SIGNATURE  PAGE                                                                                    6




                                       1

                        TELESERVICES INTERNET GROUP INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                 March 31, 2001

                        TELESERVICES INTERNET GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                                                      MARCH 31, 2001      DECEMBER 31, 2000
                                                                     ----------------    ------------------

                                     ASSETS
Current Assets:
     Cash, restricted                                                $         30,000    $           39,162
                                                                     ----------------    ------------------

         Total Current Assets                                                  30,000                39,162


Equipment, net of accumulated depreciation                                     20,841               193,616
                                                                     ----------------    ------------------

         Total Assets                                                $         50,841    $          232,778
                                                                     ================    ==================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable and accrued expenses                           $      3,685,740    $        3,683,703
     Notes and advances payable, Affinity                                     505,880               716,961
     Notes and advances payable, GSCI                                       1,859,987             1,822,325
     Convertible debentures payable                                         2,777,082             2,722,316
     Other                                                                    283,896               276,217
                                                                     ----------------    ------------------

         Total Current Liabilities                                          9,112,585             9,221,552
                                                                     ----------------    ------------------

         Total Liabilities                                                  9,112,585             9,221,522
                                                                     ----------------    ------------------

Commitments and Contingencies (See Notes)

Stockholders' (deficit):
     Preferred stock, $2.00 stated value
         10,000,000 shares authorized, none issued and outstanding                 --                    --
     Common stock $.0001 par value,
         300,000,000 shares authorized,
         79,548,556 issued                                                      7,955                 7,932
     Additional paid-in capital                                           117,621,690           117,526,246
     Stock subscription receivable                                         (1,000,000)           (1,000,000)
     Accumulated (deficit)                                               (125,691,389)         (125,522,922)
                                                                     ----------------    ------------------

         Total Stockholders' (Deficit)                                     (9,061,744)           (8,988,744)
                                                                     ----------------    ------------------

         Total Liabilities and Stockholders' (Deficit)               $         50,841    $          232,778
                                                                     ================    ==================





    The accompanying notes are an integral part of the Financial Statements.

                        TELESERVICES INTERNET GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended March 31
                                   (Unaudited)


                                                            2001            2000
                                                       ------------    ------------
Discontinued Operations:

(Loss) from TSIG and wholly-owned subsidiaries'
operations:                                            $   (573,909)   $ (5,019,754)

          Gain of settlement of business combination
          recission                                         152,000              --
          Gain on sale of furniture and equipment           253,442              --
                                                       ------------    ------------

Net (Loss)                                             $   (168,467)   $ (5,019,754)
                                                       ============    ============

Per share                                              $       (.02)   $       (.19)
                                                       ------------    ------------

Weighted Average Shares Outstanding                      79,433,556      25,989,034
                                                       ============    ============


    The accompanying notes are an integral part of the Financial Statements.

                        TELESERVICES INTERNET GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                       For the three months ended March 31

                                                                   2001           2000
                                                               -----------    -----------
Cash flows from operating activities:
   Net (loss)                                                  $  (168,467)   $(5,019,754)
   Adjustments to reconcile net (loss) to net cash
      provided by operating activities:
         Increase (decrease) in accounts payable
            and accrued expenses                                   102,144       (741,441)
         Non cash compensation and other                            66,323      3,823,055
                                                               -----------    -----------

                  Net cash (used in) operating activities:     $        --    $(1,938,140)
                                                               -----------    -----------

Cash flows from investing activities:
   (Acquisition) of equipment                                           --         (1,500)
                                                               -----------    -----------

Cash flows provided by investing activities                             --         (1,500)
                                                               -----------    -----------


Cash flows from financing activities:
   Proceeds from (repayment of) notes, advances
       and debentures payable                                           --       (465,719)
   Issuance of  stock                                                   --      2,501,545
                                                               -----------    -----------


                  Net cash provided by financing activities:            --      2,035,826
                                                               -----------    -----------


Increase in cash                                                        --         96,186
Cash, beginning of period                                               --             --
                                                               -----------    -----------

Cash, end of period                                            $        --    $    96,186
                                                               ===========    ===========


Interest paid                                                  $   113,215    $       634
                                                               ===========    ===========

Income taxes paid                                              $              $        --
                                                               ===========    ===========




    The accompanying notes are an integral part of the Financial Statements.

                        TELESERVICES INTERNET GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


(1)      Condensed Financial Statements:

         The financial statements included herein have been prepared by TeleServices Internet Group Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)      Basis of Presentation - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses, has no business operations and has a working capital deficit and a deficit in stockholders' equity. Management is attempting to raise additional capital and is looking for a potential business combination. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)      Common Stock Issued

         During the three month period ended March 31, 2001, 230,000 shares of the Company's common stock were issued for non-cash consideration totaling $95,467.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As of December 31, 2000, the Company had a stockholder's deficit of $9,061,744, an accumulated deficit of $125,691,389, and a working capital deficit of $9,082,585.

         The Company and all of its subsidiaries have ceased business operations. In April 2001, the Company retained the services of a consultant to assist the Company in the restructuring and reorganization of the Company through a plan of reorganization under Chapter 11 of the federal bankruptcy code. While management and the consultant and other parties, including various shareholders of the Company, are attempting to restructure the Company and develop a plan to raise capital and find a business combination candidate, the Company's management can offer no assurances that the Company will be successful in its efforts. As such, there is considerable doubt as to the Company's ability to continue as a going concern, or achieve material revenues or profitable operations.

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

ITEM 2.       Changes in Securities:

On January 8, 2001, the Company issued 100,000 shares of restricted common stock to Ladenburg Thalmann & Co., Inc., in consideration of Ladenburg's agreement to accept $400,000 in full satisfaction of the $2,650,000 convertible debenture dated August 23, 2000, provided payment of the $400,000 was made by February 14, 2001. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.       Defaults Upon Senior Securities:

              The Company is in default on a $2,650,000 convertible debenture issued to Ladenburg Thalmann & Co., Inc. for financial advisory services rendered and delivery of a fairness opinion in connection with the acquisition of a majority interest in GeneralSearch.com, Inc. The due date of the debenture, as extended, was February 14, 2001.

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

         10.28 Separation Agreement by and among TeleServices Internet Group Inc., Robert P. Gordon and Perch, Inc. dated November 22, 2000. (Incorporated by reference to Exhibit 10.28 of the Company's Current Report on Form 8-K dated December 5, 2000 and filed on December 27, 2000).

         10.29 Consulting Agreement by and between TeleServices Internet Group Inc. and Robert P. Gordon dated November 27, 2000. (Incorporated by reference to Exhibit 10.29 of the Company's Current Report on Form 8-K dated December 5, 2000 and filed on December 27, 2000).

         10.30 Bill of Sale between TeleServices Internet Group Inc. and The Affinity Group, Inc. dated February 28, 2001. (Incorporated by reference to Exhibit 10.30 of the Company's Current Report of Form 8-K dated February 9, 2001 and filed on March 8, 2001.)

         10.31 Absolute Assignment of Intangible Assets and Assumption by Assignee of Certain Obligations between TeleServices Internet Group Inc. and The Affinity Group, Inc. dated February 28, 2001. (Incorporated by reference to Exhibit 10.31 of the Company's Current Report of Form 8-K dated February 9, 2001 and filed on March 8, 2001.)

         10.32 Agreement for Assignment & Assumption of Lease and Consents of Guarantor and Landlord Thereto among TeleServices Internet Group Inc., The Affinity Group, Inc. and City Center Associates, Ltd. (Landlord) dated February 28, 2001. (Incorporated by reference to Exhibit 10.32 of the Company's Current Report of Form 8-K dated February 9, 2001 and filed on March 8, 2001.)

         10.33 Rescission/Reacquisition Settlement Agreement by and among TeleServices Internet Group Inc., The Affinity Group, Inc. and certain former shareholders of The Affinity Group, Inc., dated February 28, 2001. (Incorporated by reference to Exhibit 10.33 of the Company's Current Report of Form 8-K dated February 9, 2001 and filed on March 8, 2001.)

         10.34 Consulting Agreement by and between TeleServices Internet Group Inc. and Bernard Deutsch dated April 6, 2001. (Incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.)

(b)      Reports on Form 8-K.

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


                                 TELESERVICES INTERNET GROUP INC.


Dated:  June 1, 2001             /s/ Paul W. Henry
                                 ----------------------------------------------
                                 Paul W. Henry, CEO, Secretary , Treasurer, and
                                 Chief Financial and Accounting Officer