Form 10QSB
period 2001-06-30
TELESERVICES INTERNET GROUP INC
filed 2001-08-20
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended June 30, 2001

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from         to
                                                       --------     ---------
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

                                 (727) 897-4036
                           ---------------------------
                           (issuer's telephone number)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 14, 2001, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 93,780,254 SHARES OUTSTANDING.

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

                        TELESERVICES INTERNET GROUP INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  June 30, 2001

                        TELESERVICES INTERNET GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                  June 30, 2001     December 31,
                                                                   (Unaudited)         2000
                                                                  -------------    -------------
ASSETS
Current Assets:
    Cash                                                          $          48    $          --
    Cash, restricted                                                     10,000           39,162
                                                                  -------------    -------------

        Total Current Assets                                      $      10,048    $      39,162

Equipment, net of accumulated depreciation                               13,893          193,616
                                                                  -------------    -------------

            Total Assets                                          $      23,941    $     232,778
                                                                  =============    =============

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
    Accounts payable and accrued expenses                         $   3,688,156    $   3,683,703
    Notes and advances payable, Affinity                                446,812          716,961
    Notes and advances payable, GSCI                                  1,915,676        1,822,325
    Convertible debenture payable                                     2,833,144        2,722,316
    Other                                                               332,384          276,217
                                                                  -------------    -------------

            Total Current Liabilities                             $   9,216,172    $   9,221,522
                                                                  -------------    -------------

            Total Liabilities                                     $   9,216,172    $   9,221,522
                                                                  -------------    -------------

Stockholders' deficit:
    Preferred stock, $2.00 stated value
         10,000,000 shares authorized                                        --               --
    Common stock, $.0001 par value
        300,000,000 shares authorized,
        84,968,556 and 79,318,556 shares issued and outstanding           8,497            7,932
    Additional paid-in capital                                      117,951,148      117,526,246
    Stock subscription receivable                                    (1,095,000)      (1,000,000)
    Accumulated deficit                                            (126,056,876)    (125,522,922)
                                                                  -------------    -------------

        Total Stockholders' deficit                                  (9,192,231)      (8,988,744)
                                                                  -------------    -------------

        Total Liabilities and Stockholders' deficit               $      23,941    $     232,778
                                                                  =============    =============

    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                  Three Months Ended June 30       Six Months Ended June 30
                                                     2001            2000            2001            2000
                                                 ------------    ------------    ------------    ------------
Discontinued Operations:

(Loss) from TSIG and wholly-owned
subsidiaries' operations:                        $   (455,054)   $ (6,681,277)   $ (1,023,353)   $(11,713,909)
                                                 ------------    ------------    ------------    ------------

      Gain on settlement of business
          combination rescission                       89,862              --         241,862              --
      Gain on sale of furniture and equipment              --              --         247,537          12,875
                                                 ------------    ------------    ------------    ------------

Net (Loss)                                       $   (365,192)   $ (6,681,277)   $   (533,954)   $(11,701,034)
                                                 ============    ============    ============    ============

Net income (loss) per common share:              $     (0.004)   $     (0.243)   $     (0.006)   $     (0.435)
                                                 ------------    ------------    ------------    ------------

Weighted Average Shares Outstanding                82,258,556      27,753,817      81,278,556      26,911,736
                                                 ============    ============    ============    ============


    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                           Six Months         Six Months
                                                                          Ended June 30      Ended June 30
                                                                              2001               2000
                                                                         ---------------    ---------------
 Cash flows from operating activities:

 Net loss                                                                $      (533,954)   $   (11,701,034)
 Adjustments to reconcile net (loss) to
    net cash provided by operating activities:
               Increase in accounts payable and accrued expenses                   4,453             87,013
               Non cash compensation and other                                   529,501          8,780,422
                                                                         ---------------    ---------------

             Net cash (provided by) operating activities:                         11,018         (2,833,599)
                                                                         ---------------    ---------------
 Cash flows from investing activities:
          (Acquisition) of equipment                                                  --             (5,156)
           Net advances to officer                                                    --           (161,138)
                                                                         ---------------    ---------------
Cash flows provided by investing activities                                           --           (166,294)
                                                                         ---------------    ---------------

 Cash flows from financing activities:
          Proceeds from (repayment of) notes, advances
              and debentures payable                                             (65,970)           517,909
          Issuance of stock                                                       55,000          2,493,485
                                                                         ---------------    ---------------

             Net cash provided by (used in) financing activities:                (10,970)         3,011,394
                                                                         ---------------    ---------------

 Increase in cash                                                                     48             11,501

 Cash, beginning of period                                                            --                 --
                                                                         ---------------    ---------------

 Cash, end of period                                                     $            48    $        11,501
                                                                         ===============    ===============

 Interest paid                                                                        --    $        19,819
                                                                         ===============    ===============
 Income taxes paid                                                       $            --    $            --
                                                                         ===============    ===============



               The accompanying notes are an integral part of the
                              Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

(3)      Common Stock Issued

         During the three month period ended June 30, 2001, 3,000,000 shares of the Company's common stock were exercised at a price of $.05 per share totaling $150,000 which resulted in cash proceeds of $55,000 and a Promissory Note for the remaining balance of $95,000. 2,420,000 shares of the Company's common stock were issued for non-cash consideration totaling $180,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As of June 30, 2001, the Company had a stockholders' deficit of $9,192,231, an accumulated deficit of $126,056,876, and a working capital deficit of $9,206,124.

         The Company and all of its subsidiaries have ceased business operations. In April 2001, the Company retained the services of a consultant to assist the Company in the restructuring and reorganization of the Company through a plan of reorganization under Chapter 11 of the federal bankruptcy code (the Company's contract with the consultant was amended in August 2001). While management and the consultant and other parties, including various shareholders of the Company, are attempting to restructure the Company and develop a plan to raise capital and find a business combination candidate, the Company's management can offer no assurances that the Company will be successful in its efforts. As such, there is considerable doubt as to the Company's ability to continue as a going concern, or achieve material revenues or profitable operations.

         In July 2001, the Company retained the services of a consultant to assist the Company in the due diligence review of proposed business combination targets (the Company's contract with the consultant was amended in August 2001). On August 8, 2001, the Company entered into a non-binding Letter of Intent to acquire Xcalibur Xpress Inc., a transportation company specializing in trucking and logistics services for the container/intermodal industry. It is contemplated that the acquisition will be in conjunction with a restructuring and reorganization of the Company through a plan of reorganization under Chapter 11 of the federal bankruptcy code, and that upon completion of the acquisition the owners of Xcalibur will own a controlling interest in the Company. No assurances can be given that the Company will be able to successfully consummate the acquisition.

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

ITEM 2. Changes in Securities: No changes during the quarter ended June 30,
2001.

ITEM 3. Defaults Upon Senior Securities: No new defaults during the quarter ended June 30, 2001.

ITEM 4. Submissions of Matters to a Vote of Security Holders: None.

ITEM 5. Other Information:

         On July 2, 2001, the Company adopted the TeleServices 2001 Stock Plan, which covers the issuance of up to 15,000,000 shares of common stock, either directly or pursuant to options, to eligible employees, directors, officers, consultants and advisors of the Company. On July 3, 2001, the Company filed a registration statement on Form S-8 (File No. 333-64586) to register the shares covered under the Plan.

         On August 8, 2001, the Company entered into a non-binding Letter of Intent to acquire Xcalibur Xpress Inc., a transportation company specializing in trucking and logistics services for the container/intermodal industry. It is contemplated that the acquisition will be in conjunction with a restructuring and reorganization of the Company through a plan of reorganization under Chapter 11 of the federal bankruptcy code, and that upon completion of the acquisition the owners of Xcalibur will own a controlling interest in the Company. No assurances can be given that the Company will be able to successfully consummate the acquisition.


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

             10.35        TeleServices 2001 Stock Plan dated July 2, 2001.
                          (Incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-8 for the TeleServices 2001 Stock Plan, Registration No. 333-64586, filed July 3, 2001.)

             10.36 Addendum dated August 1, 2001 to Consulting Agreement between TeleServices Internet Group Inc. and Bernard Deutsch dated April 6, 2001. (Filed herewith.)

             10.37 Consulting Agreement by and between TeleServices Internet Group Inc. and Mentor One Solutions, Inc. dated July 12, 2001 and Addendum dated August 10, 2001. (Filed herewith.)


(b) Reports on Form 8-K. - None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TELESERVICES INTERNET GROUP INC.


Dated:  August 20, 2001           /s/ Paul W. Henry
                                  ----------------------------------------------
                                  Paul W. Henry, CEO, Secretary , Treasurer, and
                                  Chief Financial and Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
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

10.35 TeleServices 2001 Stock Plan dated July 2, 2001. (Incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-8 for the TeleServices 2001 Stock Plan, Registration No.
             333-64586, filed July 3, 2001.)

10.36        Addendum dated August 1, 2001 to Consulting Agreement between
             TeleServices Internet Group Inc. and Bernard Deutsch dated April 6,
             2001. (Filed herewith.)

10.37        Consulting Agreement by and between TeleServices Internet Group
             Inc. and Mentor One Solutions, Inc. dated July 12, 2001 and
             Addendum dated August 10, 2001. (Filed herewith.)