Form 10QSB
period 2001-09-30
TELESERVICES INTERNET GROUP INC
filed 2001-11-20
CIK 808713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2001

   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from                 to
                                            ----------------    --------------

                       Commission file number: 33-11059-A


                        TELESERVICES INTERNET GROUP INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                            FLORIDA                                                    59-2773602
-------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (IRS Employer Identification No.)


              14 BOND STREET, SUITE 234, GREAT NECK, NEW YORK 11021
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 947-5020
                           ---------------------------
                           (issuer's telephone number)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 19, 2001, OF THE ISSUER'S COMMON STOCK, $.0001 PAR VALUE, THERE WERE 110,370,832 SHARES OUTSTANDING.

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

                        TELESERVICES INTERNET GROUP INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                               September 30, 2001

                        TELESERVICES INTERNET GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30, 2001      December 31,
                                                                        (Unaudited)              2000
                                                                     ------------------      -------------
ASSETS
Current Assets:
    Cash                                                               $       1,396         $          --
    Cash, restricted                                                          10,000                39,162
                                                                       -------------         -------------

        Total Current Assets                                                  11,396                39,162

Equipment, net of accumulated deprecation                                     12,852               193,616
Advances receivable                                                          150,000                    --
                                                                       -------------         -------------

            Total Assets                                               $     174,248         $     232,778
                                                                       =============         =============


LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
    Accounts payable and accrued expenses                              $   3,774,480         $   3,683,703
    Notes and advances payable, Affinity                                     459,570               716,961
    Notes and advances payable, GSCI                                       1,964,237             1,822,325
    Convertible debenture payable                                          2,887,322             2,722,316
    Other                                                                    339,355               276,217
                                                                       -------------         -------------

            Total Current Liabilities                                      9,424,964             9,221,522
                                                                       -------------         -------------

            Total Liabilities                                              9,424,964             9,221,522
                                                                       -------------         -------------

Stockholders' deficit:
    Preferred stock, $2.00 stated value
        10,000,000 shares authorized                                              --                    --
    Common stock, $.0001 par value
        300,000,000 shares authorized,
        99,780,254 and 79,318,556 shares issued and outstanding                9,978                 7,932
    Additional paid-in capital                                           118,966,486           117,526,246
    Stock options issued                                                     227,601                    --
    Stock subscription receivable                                         (1,220,000)           (1,000,000)
    Accumulated deficit                                                 (127,234,781)         (125,522,922)
                                                                       -------------         -------------

        Total Stockholders' deficit                                       (9,250,716)           (8,988,744)
                                                                       -------------         -------------

        Total Liabilities and Stockholders' deficit                    $     174,248         $     232,778
                                                                       =============         =============


    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                            Three Months Ended                         Nine Months Ended
                                                               September 30                               September 30
                                                     ---------------------------------         ---------------------------------
                                                         2001                 2000                 2001                 2000
                                                     ------------         ------------         ------------         ------------
Discontinued Operations:

(Loss) from TSIG and wholly-owned
subsidiaries' operations:                            $ (1,177,905)        $ (1,335,223)        $ (2,201,258)        $ (5,382,366)
                                                     ------------         ------------         ------------         ------------

      Gain on settlement of business
          combination rescission                               --                   --              241,862                   --
      Gain on sale of furniture and equipment                  --                   --              247,537                   --
                                                     ------------         ------------         ------------         ------------

Net (Loss)                                           $ (1,177,905)        $ (1,335,223)        $ (1,711,859)        $ (5,382,366)
                                                     ============         ============         ============         ============

Net income (loss) per common share:                  $      (0.01)        $      (0.03)        $      (0.02)        $      (0.13)
                                                     ------------         ------------         ------------         ------------

Weighted Average Shares Outstanding                    92,374,405           50,775,491           90,254,405           41,108,362
                                                     ============         ============         ============         ============


    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                                   Nine Months         Nine Months
                                                                                      Ended               Ended
                                                                                   September 30        September 30
                                                                                       2001                2000
                                                                                   ------------        ------------
 Cash flows from operating activities:

 Net loss                                                                          $(1,711,859)        $(5,382,366)
 Adjustments to reconcile net (loss) to
    net cash provided by operating activities:
               Increase (decrease) in accounts payable and accrued expenses             90,777          (1,025,932)
               (Increase) in advances receivable                                      (150,000)
               Non cash compensation and other                                       1,379,745           3,432,304
                                                                                   -----------         -----------

             Net cash (provided by) operating activities:                             (391,337)         (2,975,994)
                                                                                   -----------         -----------

 Cash flows from investing activities:
          (Acquisition) of equipment and software development                               --            (768,635)
           Net advances to Reliant                                                          --            (679,092)
           Net advances to officer                                                          --            (510,000)
                                                                                   -----------         -----------
Cash flows provided by investing activities                                                 --          (1,957,727)
                                                                                   -----------         -----------

 Cash flows from financing activities:
          Proceeds from (repayment of) notes, advances
              and debentures payable                                                   112,685            (281,365)
          Issuance of stock                                                            280,000           5,846,900
                                                                                   -----------         -----------

             Net cash provided by financing activities:                                392,685           5,565,535
                                                                                   -----------         -----------

 Increase in cash                                                                        1,348             631,814
 Cash, beginning of period                                                                  48             246,638
                                                                                   -----------         -----------

 Cash, end of period                                                               $     1,396         $   878,452
                                                                                   ===========         ===========


 Interest paid                                                                              --         $        --
                                                                                   ===========         ===========
 Income taxes paid                                                                 $        --         $        --
                                                                                   ===========         ===========


    The accompanying notes are an integral part of the Financial Statements.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

       During the three month period ended September 30, 2001, 14,000,000 shares of the Company's common stock were exercised at a price of $.025 per share totaling $350,000 which resulted in cash proceeds of $225,000 and a Promissory Note for the remaining balance of $125,000. In addition, 811,698 shares of the Company's common stock were exercised at a price of $.05 per share as a reduction of liabilities.

                TELESERVICES INTERNET GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

       Stock Options

       During the three months ended September 30, 2001 the Company granted non-qualified stock options under a plan entitled the "TeleServices 2001 Stock Plan" to two individuals for consulting. Under FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has recorded $227,601 as consulting expense representing the fair value of the options when granted.


       Contingency

       Effective August 8, 2001, the Company entered into a non-binding letter of intent to acquire a transportation company. As of September 30, 2001, the Company had advanced a total of $150,000 to this entity. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As of September 30, 2001, the Company had a stockholders' deficit of $9,250,716, an accumulated deficit of $127,234,781, and a working capital deficit of $9,413,568.

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

         In October and November 2001, the Company retained the services of additional consultants to advise the Company with respect to its proposed reorganization, the structuring of the proposed acquisition of Xcalibur, and the review of possible target acquisition candidates in the event that the Xcalibur acquisition cannot be successfully concluded.

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

         On October 31, 2001, the Company adopted the TeleServices 2001-2002 Stock Plan, which covers the issuance of up to 30,000,000 shares of common stock, either directly or pursuant to options, to eligible employees, directors, officers, consultants and advisors of the Company. On November 8, 2001, the Company filed a registration statement on Form S-8 (File No. 333-73006) to register the shares covered under the Plan. Pursuant to the Plan, the Company has granted options to three consultants to acquire an aggregate of 18.5 million shares at an exercise price of $.0125 per share, until December 31, 2002.


ITEM 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         Exhibit No.         Description
         -----------         -----------
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

         Exhibit No.         Description
         -----------         -----------
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

         Exhibit No.         Description
         -----------         -----------
              10.35          TeleServices 2001 Stock Plan dated July 2, 2001.
                             (Incorporated by reference to Exhibit 10.35 of the
                             Company's Registration Statement on Form S-8 for
                             the TeleServices 2001 Stock Plan, Registration No.
                             333-64586, filed July 3, 2001.)

              10.36          Addendum dated August 1, 2001 to Consulting
                             Agreement between TeleServices Internet Group Inc.
                             and Bernard Deutsch dated April 6, 2001.
                             (Incorporated by reference to Exhibit 10.36 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

              10.37          Consulting Agreement by and between TeleServices
                             Internet Group Inc. and Mentor One Solutions, Inc.
                             dated July 12, 2001 and Addendum dated August 10,
                             2001. (Incorporated by reference to Exhibit 10.37 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

              10.38          TeleServices 2001-2002 Stock Plan dated October 31,
                             2001. (Incorporated by reference to Exhibit 10.38 of the Company's Registration Statement on Form S-8 for the TeleServices 2001-2002 Stock Plan, Registration
                             No. 333-73006 filed November 8, 2001).


(b)      Reports on Form 8-K.   - None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELESERVICES INTERNET GROUP INC.


Dated:  November 20, 2001                   /s/ Paul W. Henry
                                            ------------------------------------
                                            Paul W. Henry, CEO, Secretary,
                                            Treasurer, and Chief Financial and
                                            Accounting Officer